Form 10QSB
period 2004-03-31
355 INC
filed 2004-05-17
CIK 1265848

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                            Commission File No. 000-50413

                                    355, INC.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                                98-0407797
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                                711 N. 1st Avenue
                            Arcadia, California 91006
                    (Address of Principal Executive Offices)

                                  (626)641-5620
                           (Issuer's telephone number)

                               3650 SE Marine Dr.
                       Vancouver, British Columbia V5S 4R6
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 17, 2004: 100,000 shares of common stock.

                                   355, INC.
                              FINANCIAL STATEMENTS

                                      INDEX


Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                   355, INC.


                              FINANCIAL STATEMENTS



                              AS OF MARCH 31, 2004


355, Inc.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                     Page #




         Balance Sheet                                                   F-1


         Statement of Operations and Retained Deficit                    F-2


         Statement of Stockholders Equity                                5-3


         Cash Flow Statement                                             F-4


         Notes to the Financial Statements                               F-6

                                   355, INC.
                                  BALANCE SHEET
                     As of March 31, 2004 and December 31, 2003


                                     ASSETS

                                                                 March 31,             December 31,
CURRENT ASSETS                                                     2004                    2003
        Cash                                                        $    (0)               $    (0)
                                                                    -------                -------




                      TOTAL ASSETS                                  $    (0)               $    (0)
                                                                    =======                =======

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                                                $ 1,200                $   950


                      TOTAL LIABILITIES                               1,200                    950

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.001;
    50,000,000 shares authorized;
    100,000 issued and outstanding                                      100                    100

  Additional paid in capital                                              0                      0

  Accumulated Deficit                                                (1,300)                (1,050)
                                                                    -------                -------

  Total stockholder's equity                                         (1,200)                  (950)
                                                                    -------                -------


      TOTAL LIABILITIES AND EQUITY                                  $    (0)               $    (0)
                                                                    =======                =======




   The accompanying notes are an integral part of these financial statements.

                                   355, INC.
                             STATEMENT OF OPERATIONS
                 For the three months ended March 31, 2004, and
           from inception (September 19, 2003) through March 31, 2004

                                                      Three Months            From Inception to
                                                      March 31, 2004           March 31, 2004

     REVENUE
       Sales                                              $       0                $       0
       Cost of sales                                              0                        0
                                                          ---------                ---------

     GROSS PROFIT                                                 0                        0

     GENERAL AND ADMINISTRATIVE EXPENSES                        250                    1,300
                                                          ---------                ---------

     NET LOSS                                                  (250)                  (1,300)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                  (1,050)                       0
                                                          ---------                ---------

     ACCUMULATED DEFICIT, ENDING BALANCE                  $  (1,300)               $  (1,300)
                                                          =========                =========


NET EARNINGS PER SHARE

       Basic and Diluted
       Net loss per share                                      (.01)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding                         100,000







   The accompanying notes are an integral part of these financial statements.

                                   355, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
           From inception (September 19, 2003) through March 31, 2004




                                          COMMON   ADDITIONAL  ACCUMULATED
                               SHARES     STOCK     PAID IN     DEFICIT          TOTAL
                             ---------  ---------  ----------  -----------     ----------

Stock issued on acceptance
Of incorporation expenses
September 19, 2003            100,000   $    100    $      0    $       0       $    100

Net loss                                                           (1,050)        (1,050)
                             ---------  ---------  ----------  -----------      ---------

Total at December 31, 2003    100,000   $    100    $      0       (1,050)      $   (950)

Net loss                                                             (250)          (250)

                             ---------  ---------  ----------  -----------      ---------
Total at March 31, 2004       100,000   $    100    $      0    $  (1,300)      $ (1,200)
                             =========  =========  ==========  ===========      =========







   The accompanying notes are an integral part of these financial statements.

                                   355, INC.
                             STATEMENT OF CASH FLOWS
                 For the three months ended March 31, 2004, and
           from inception (September 19, 2003) through March 31, 2004



CASH FLOWS FROM OPERATING ACTIVITIES                        March 31, 2004   From Inception

             Net income (loss)                                 $  (250)         $(1,050)

             Increases (Decrease) in accrued expenses              250            1,200
                                                               --------         --------

NET CASH PROVIDED OR (USED) IN OPERATIONS                           (0)            (100)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                         0                0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on incorporation expenses                       0              100

CASH RECONCILIATION

        Net increase (decrease) in cash                              0                0
        Beginning cash balance                                       0                0
                                                               --------         --------

CASH BALANCE AT END OF PERIOD                                  $     0          $     0
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

11.  Income Tax:
     ----------

The Company had a net operating loss carry-forward of $1,300 which will expire for tax purposes as a tax benefit during the year of 2024. The carry-forward has been fully reserved for in an allowance account and therefore does not appear on the Balance Sheet as an asset.

12.  Subsequent Event:
     ----------------

Subsequent to the balance sheet date, the Company had a change in control whereby the majority shareholder has sold all of his shares in the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

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

Results of Operation
--------------------

The Company did not have any operating income from inception (September 19, 2003) through March 31, 2004, the registrant recognized a net loss of $1,300. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At March 31, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

The Company and its shareholder will supervise the search for target companies as potential candidates for a business combination. The Company and its shareholder may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and its shareholder may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION



Item 1.   Legal Proceedings.

          The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.   Changes in Securities.

          None


Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending June 30, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002


          (b) Reports of Form 8-K

          On May 12, 2004, the Company filed an 8K based on a change in control of the Company.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                           355, INC.
                                           Registrant


Date: May 17, 2004                         By: /s/ Alex Jen
                                           -------------------------
                                           Alex Jen
                                           President, Secretary and Director