Form 10QSB
period 2004-06-30
355 INC
filed 2004-08-09
CIK 1265848

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 16, 2004: 100,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                   355, INC.


                              FINANCIAL STATEMENTS



                              AS OF JUNE 30, 2004


355, Inc.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                     Page #




         Balance Sheet                                                   F-1


         Statement of Operations and Retained Deficit                    F-2


         Statement of Stockholders Equity                                F-3


         Cash Flow Statement                                             F-4


         Notes to the Financial Statements                               F-5

                                   355, INC.
                                  BALANCE SHEET
                    As of June 30, 2004 and December 31, 2003


                                     ASSETS
                                     ------

                                                                 June 30,       December 31,
     CURRENT ASSETS                                                2004             2003


             Cash                                                $     (0)         $    (0)
                                                                 --------          --------




                           TOTAL ASSETS                          $     (0)         $    (0)
                                                                 ========          ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

     CURRENT LIABILITIES

         Accrued expenses                                        $  1,450          $   950
                                                                 ---------         -------

                           TOTAL LIABILITIES                        1,450              950

     STOCKHOLDER'S EQUITY

       Common Stock - par value $0.001;
         50,000,000 shares authorized;
         100,000 issued and outstanding                               100              100

       Additional paid in capital                                       0                0

       Accumulated Deficit                                         (1,550)          (1,050)
                                                                 --------          --------

       Total stockholder's equity                                  (1,450)            (950)
                                                                 --------          --------


           TOTAL LIABILITIES AND EQUITY                          $     (0)         $    (0)
                                                                 ========          ========




            The accompanying notes are an integral part of these financial statements.


                                       F-1


                                    355, INC.
                             STATEMENT OF OPERATIONS
                  For the six months ended June 30, 2004, and
            from inception (September 19, 2003) through June 30, 2004



                                                 Six Months       From Inception to
                                               June 30, 2004        June 30, 2004

REVENUE

  Sales                                         $         0          $          0
  Cost of sales                                           0                     0
                                                ------------         ------------

GROSS PROFIT                                              0                     0

GENERAL AND ADMINISTRATIVE EXPENSES                     500                 1,550
                                                ------------         ------------

NET LOSS                                               (500)               (1,550)

ACCUMULATED DEFICIT, BEGINNING BALANCE               (1,050)                    0
                                                ------------         ------------

ACCUMULATED DEFICIT, ENDING BALANCE             $    (1,550)         $     (1,550)
                                                ============         ============


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                            (.01)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding                 100,000



   The accompanying notes are an integral part of these financial statements.




                                    355, INC.
                             STATEMENT OF OPERATIONS
                    For the three months ended June 30, 2004




                                                     Three Months
                                                    June 30, 2004
REVENUE

  Sales                                               $         0
  Cost of sales                                                 0
                                                     ------------

GROSS PROFIT                                                    0

GENERAL AND ADMINISTRATIVE EXPENSES                           250
                                                     ------------

NET LOSS                                              $      (250)
                                                     ============



   The accompanying notes are an integral part of these financial statements.





                                                   355, INC.
                              STATEMENT OF STOCKHOLDER'S EQUITY From inception
                                (September 19, 2003) through June 30, 2004

                                                  COMMON      ADDITIONAL      ACCUMULATED
                                    SHARES        STOCK        PAID IN        DEFICIT            TOTAL
                                  ---------     ---------     ----------     -----------        ----------
Stock issued on acceptance
Of incorporation expenses
September 19, 2003                 100,000      $    100       $      0       $       0         $     100

Net loss                                                                         (1,050)           (1,050)
                                  ---------     ---------     ----------     -----------        ----------

Total at December 31, 2003         100,000      $    100       $      0          (1,050)        $    (950)

Net loss                                                                           (500)             (500)
                                  ---------     ---------     ----------     -----------        ----------
Total at June 30, 2004             100,000      $    100       $      0       $  (1,550)        $  (1,450)
                                  =========     =========     ==========     ===========        ==========







                        The accompanying notes are an integral part of these financial statements.

                                                          F-3



                                    355, INC.
                             STATEMENT OF CASH FLOWS
                  For the six months ended June 30, 2004, and
            from inception (September 19, 2003) through June 30, 2004



CASH FLOWS FROM OPERATING ACTIVITIES                         June 30, 2004   From Inception


             Net income (loss)                                 $  (500)       $   (1,550)

             Increases (Decrease) in accrued expenses              500             1,450
                                                               --------         --------

NET CASH PROVIDED OR (USED) IN OPERATIONS                           (0)             (100)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                         0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on incorporation expenses                       0               100

CASH RECONCILIATION

        Net increase (decrease) in cash                              0                 0
        Beginning cash balance                                       0                 0
                                                               --------         --------

CASH BALANCE AT END OF PERIOD                                  $     0        $        0
                                                               ========         ========



   The accompanying notes are an integral part of these financial statements.


                                       F-4



                                    355, INC.
                          NOTES TO FINANCIAL STATEMENTS
================================================================================

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

Liquidity and Capital Resources - In addition to the stockholder funding capital
-------------------------------
shortfalls; The Company anticipates that the interested investors intend to fund the Company's growth once a business entity has agreed to form a merger, stock-for-share exchange or stock-for-assets exchange.

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

                                    355, INC.
                          NOTES TO FINANCIAL STATEMENTS
================================================================================

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

                                    355, INC.
                          NOTES TO FINANCIAL STATEMENTS
================================================================================

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

12.  Subsequent Event:
     ----------------

Subsequent to the balance sheet date, the Company had a change in control whereby the majority shareholder has sold their shares in the Company.

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

Results of Operation
--------------------

The Company did not have any operating income from inception (September 19, 2003) through June 30, 2004, the registrant recognized a net loss of $1,550. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At June 30, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

The Company and or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and or shareholder may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

          None


Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending June 30, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                                           355, INC.
                                           Registrant


Date: August 9, 2004                       By: /s/ Alex Jen
                                           -------------------------
                                           Alex Jen
                                           President, Secretary and Director