Form 10QSB
period 2004-09-30
355 INC
filed 2004-11-22
CIK 1265848

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 22, 2004: 100,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                    355, INC.
                          (a development stage company)

                              FINANCIAL STATEMENTS



                            AS OF SEPTEMBER 30, 2004


355, Inc.
(a devlopment stage company)
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                    Page #




         Balance Sheet                                                   F-1


         Statement of Operations and Retained Deficit                F-2/F-3


         Statement of Stockholders Equity                                F-4


         Cash Flow Statement                                             F-5


         Notes to the Financial Statements                               F-6


                                    355, INC.
                                  BALANCE SHEET
                 As of September 30, 2004 and December 31, 2003


                                     ASSETS

                                                               September 30,       December 31,
     CURRENT ASSETS                                                2004             2003


             Cash                                                $     (0)         $    (0)
                                                                 --------          --------




                           TOTAL ASSETS                          $     (0)         $    (0)
                                                                 ========          ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                        $  1,700          $   950
                                                                 ---------         -------

                           TOTAL LIABILITIES                        1,700              950

     STOCKHOLDER'S EQUITY

       Common Stock - par value $0.001;
         50,000,000 shares authorized;
         100,000 issued and outstanding                               100              100

       Additional paid in capital                                       0                0

       Accumulated Deficit                                         (1,800)          (1,050)
                                                                 --------          --------

       Total stockholder's equity                                  (1,700)            (950)
                                                                 --------          --------


           TOTAL LIABILITIES AND EQUITY                          $     (0)         $    (0)
                                                                 ========          ========




            The accompanying notes are an integral part of these financial statements.


                                       F-1


                                   355, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
       For the nine months ended September 30, 2004, the twelve days ended
           September 30, 2003 and from inception (September 19, 2003)
                           through September 30, 2004


                                                Nine Months     Twelve Days   From Inception
                                                   Ended          Ended          Through
                                               Sep. 30, 2004   Sep. 30, 2003   Sep. 30, 2004

     REVENUE
       Sales                                    $         0     $         0    $         0
       Cost of sales                                      0               0              0
                                                ------------    ------------   ------------

     GROSS PROFIT                                         0               0              0

     GENERAL AND ADMINISTRATIVE EXPENSES                750             600          1,800
                                                ------------    ------------   -----------

     NET LOSS                                          (750)           (600)        (1,800)

     ACCUMULATED DEFICIT, BEGINNING BALANCE          (1,050)              0              0
                                                ------------    ------------   -----------

     ACCUMULATED DEFICIT, ENDING BALANCE        $    (1,800)    $      (600)    $   (1,800)
                                                ============    ============   ===========


NET EARNINGS PER SHARE

         Basic
         Net loss per share                     $      (.02)    $      (.01)

         Weighted Average Number of
         Common Shares Outstanding                  100,000         100,000


   The accompanying notes are an integral part of these financial statements.


                                    355, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                For the three months ended September 30, 2004 and
                    the twelve days ended September 30, 2003


                                                    Three Months           Twelve Days
                                                 September 30, 2004     September 30, 2003
     REVENUE
       Sales                                         $         0           $        0
       Cost of sales                                           0                    0
                                                     ------------          -----------

     GROSS PROFIT                                              0                    0

     GENERAL AND ADMINISTRATIVE EXPENSES                     250                  600
                                                     ------------          -----------

     NET LOSS                                         $     (250)          $     (600)
                                                     ============          ===========



   The accompanying notes are an integral part of these financial statements.



                                    355, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
            From inception (September 19, 2003) through September 30, 2004

                                                  COMMON      ADDITIONAL      ACCUMULATED
                                    SHARES        STOCK        PAID IN        DEFICIT            TOTAL
                                  ---------     ---------     ----------     -----------        ----------
Stock issued on acceptance
Of incorporation expenses
September 19, 2003                 100,000      $    100       $      0       $       0         $     100

Net loss                                                                         (1,050)           (1,050)
                                  ---------     ---------     ----------     -----------        ----------

Total at December 31, 2003         100,000      $    100       $      0          (1,050)        $    (950)

Net loss                                                                           (750)             (750)
                                  ---------     ---------     ----------     -----------        ----------
Total at June 30, 2004             100,000      $    100       $      0       $  (1,800)        $  (1,700)
                                  =========     =========     ==========     ===========        ==========







   The accompanying notes are an integral part of these financial statements.

                                       F-4




                                    355, INC.
                             STATEMENT OF CASH FLOWS
                  For the nine months ended September 30, 2004,
                 the twelve dayes ended September 30, 2003 and
         from inception (September 19, 2003) through September 30, 2004



                                                Nine Months     Twelve Days   From Inception
                                                   Ended          Ended         Through
                                               Sep. 30, 2004   Sep. 30, 2003   Sep. 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                         $  (750)          $  (600)     $   (1,800)

        Increases (Decrease) in accrued expenses      750               500           1,700
        Stock issued as compensation                    0               100             100
                                                  --------          --------      ---------

NET CASH PROVIDED OR (USED) IN OPERATIONS               0                 0               0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                            0                 0               0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                            0                 0               0

CASH RECONCILIATION

        Net increase (decrease) in cash                 0                 0               0
        Beginning cash balance                          0                 0               0
                                                  --------          --------       --------

CASH BALANCE AT END OF PERIOD                     $     0           $     0      $        0
                                                  ========          ========       ========




   The accompanying notes are an integral part of these financial statements.

                                    355, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

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

Results of Operation
--------------------

The Company did not have any operating income from inception (September 19, 2003) through September 30, 2004, the registrant recognized a net loss of $1,800. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At September 30, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

                                           355, INC.
                                           Registrant


Date: November 22, 2004                    By: /s/ Alex Jen
                                           -------------------------
                                           Alex Jen
                                           President, Secretary and Director