Form 10KSB
period 2004-12-31
355 INC
filed 2005-03-22
CIK 1265848

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

                              For Fiscal Year Ended
                                December 31, 2004

                           Commission File #000-50354
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

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2004: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 18, 2005, was: $-0-

Number of shares of the registrant's common stock outstanding as of March 21, 2005 is: 100,000 shares

As of March 21, 2005 we have not appointed a Transfer Agent.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

355, Inc. was incorporated on September 19, 2003 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and has no operations to date other than issuing shares to our original shareholder.

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

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes an acquisition or merger.

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

(C) DIVIDENDS. We have not paid any dividends to date, and has no plans to do so in the immediate future.

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

Results of Operation
--------------------

The Company did not have any operating income from inception (September 19, 2003) through December 31, 2004. For the period ended December 31, 2004, the registrant recognized a net loss of $1,250. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At December 31, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Alex Jen will supervise the search for target companies as potential candidates for a business combination. Alex Jen will pay as his own expenses any costs he incurs in supervising the search for a target company. Alex Jen may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Alex Jen controls us and therefore has the authority to enter into any agreement binding us. Alex Jen as our sole officer, director and only shareholder can authorize any such agreement binding us.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:


                                    355, INC.
                          (a development stage company)

                              FINANCIAL STATEMENTS



                             AS OF December 31, 2004


355, Inc.
(a devlopment stage company)
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                     Page #


         Independent Auditors Report                                         F-1


         Balance Sheet                                                       F-2


         Statement of Operations and Retained Deficit                        F-3


         Statement of Stockholders Equity                                    F-4


         Cash Flow Statement                                                 F-5


         Notes to the Financial Statements                                   F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To The Board of Directors
355, Inc.


We have audited the accompanying balance sheet of 355, Inc. (a development stage company), as of December 31, 2004 and 2003, and the related statement of operations, equity and cash flows from inception (September 19, 2003) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 355, Inc., as of December 31, 2004 and 2003, and the results of its operations and its cash flows from inception (November 18, 2003) through December 31, 2004 in conformity with U.S. generally accepted accounting principles.





Gately & Associates, LLC
Altamonte Springs, FL
February 5, 2005


                                   355, INC.
                         (a development stage company)
                                  BALANCE SHEET
                   As of December 31, 2004 and December 31, 2003


                                     ASSETS

                                                               December 31,         December 31,
     CURRENT ASSETS                                                2004                 2003

             Cash                                                $      0             $      0
                                                                 --------             --------

                           TOTAL ASSETS                          $      0             $      0
                                                                 ========             ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES
         Accrued expenses                                        $  2,200             $    950
                                                                 --------             --------

                           TOTAL LIABILITIES                        2,200                  950

     STOCKHOLDER'S EQUITY

       Common Stock - par value $0.001;
         50,000,000 shares authorized;
         100,000 issued and outstanding                               100                  100

       Additional paid in capital                                       0                    0

       Accumulated Deficit                                         (2,300)              (1,050)
                                                                 ---------           ---------

       Total stockholder's equity                                  (2,200)                (950)
                                                                 ---------           ---------


           TOTAL LIABILITIES AND EQUITY                          $     (0)            $     (0)
                                                                 =========           =========




   The accompanying notes are an integral part of these financial statements.


                                    355, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
               For the twelve months ended December 31, 2004, from
                     inception (September 19, 2003) through
            December 31, 2003 and from inception (September 19, 2003)
                            through December 31, 2004


                                                Twelve Months  From inception    From Inception
                                                   Ended          Through          Through
                                               Dec. 31, 2004     Dec. 31, 200    Dec. 31, 2004

     REVENUE
       Sales                                    $         0     $         0    $         0
       Cost of sales                                      0               0              0
                                                ------------    ------------   ------------

     GROSS PROFIT                                         0               0              0

     GENERAL AND ADMINISTRATIVE EXPENSES              1,250           1,050          2,300
                                                ------------    ------------   -----------

     NET LOSS                                        (1,250)         (1,050)        (2,300)

     ACCUMULATED DEFICIT, BEGINNING BALANCE          (1,050)              0              0
                                                ------------    ------------   -----------

     ACCUMULATED DEFICIT, ENDING BALANCE        $    (2,300)    $    (1,050)   $    (2,300)
                                                ============    ============   ===========


NET EARNINGS PER SHARE

         Basic
         Net loss per share                     $      (.02)    $      (.01)

         Weighted Average Number of
         Common Shares Outstanding                  100,000         100,000





   The accompanying notes are an integral part of these financial statements.


                                    355, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
         From inception (September 19, 2003) through December 31, 2004


                                          COMMON   ADDITIONAL  ACCUMULATED
                               SHARES     STOCK     PAID IN     DEFICIT          TOTAL
                             ---------  ---------  ----------  -----------     ----------
Stock issued on acceptance
Of incorporation expenses
September 19, 2003            100,000   $    100    $      0    $       0       $    100

Net loss                                                           (1,050)        (1,050)
                             ---------  ---------  ----------  -----------     ----------

Total at December 31, 2003    100,000   $    100    $      0       (1,050)      $   (950)

Net loss                                                           (1,250)        (1,250)

                             ---------  ---------  ----------  -----------     ----------
Total at December 31, 2004    100,000   $    100    $      0    $  (2,300)      $ (2,200)
                             =========  =========  ==========  ===========     ==========







   The accompanying notes are an integral part of these financial statements.



                                    355, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
                 For the twelve months ended December 31, 2004,
                  from inception (September 19, 2003) through
            December 31, 2003 and from inception (September 19, 2003)
                            through December 31, 2004


                                               Twelve Months   From Inception    From Inception
                                                   Ended          Through           Through
                                               Dec. 31, 2004    Dec. 31, 2003    Dec. 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                         $(1,250)          $(1,050)     $    (2,300)

        Increases (Decrease) in accrued expenses    1,250               950            2,200
        Stock issued as compensation                    0               100              100
                                                  --------          --------     ------------

NET CASH PROVIDED OR (USED) IN OPERATIONS               0                 0                0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                            0                 0                0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                            0                 0                0

CASH RECONCILIATION

        Net increase (decrease) in cash                 0                 0                0
        Beginning cash balance                          0                 0                0
                                                  --------          --------     ------------

CASH BALANCE AT END OF PERIOD                     $     0           $     0      $         0
                                                  ========          ========     ============






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

8.   Income taxes:
     ------------

The Company has net operating losses of $2,300 which expire if not used during the years 2023 and 2024 in the amounts of $1,250 and $1,050, respectively. These net operating losses would be recorded as an asset to be used to offset future income if the Company was more than likely to benefit from the net operating losses. The Company has set an allowance against recording these as assets for the full value of the benefits.

9.   Stockholder's Equity:
     --------------------

Common Stock includes 50,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on September 19, 2003 in acceptance of the incorporation expenses for the Company.

10.  Required Cash Flow Disclosure for Interest and Taxes Paid:
     ---------------------------------------------------------

The company has paid no amounts for federal income taxes and interest. The Company issued 100,000 common shares of stock to its sole shareholder in acceptance of the incorporation expenses for the Company.

11.  Earnings Per Share:
     ------------------

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2004 and March 21, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                                 Age   Positions and Offices Held
----                                 ---   --------------------------

Alex Jen                             64    President, Chief Executive Officer,
                                           Chief Financial Officer and
                                           Director

BUSINESS EXPERIENCE

Alex Jen, Ph.D. is the President and CFO of Omni Consultants Limited. He has extensive experiences in the development, manufacturing and marketing of new products in the pharmaceutical, consumer chemicals, foods, and electronic industries. He has held various positions at FMC Corporation, Abbott Laboratories, Proctor and Gamble Company, the Clorox Company and Fortron/Source Corporation in US and China. Dr. Jen received his Ph.D. in chemical engineering from the University of Massachusetts at Amherst in 1968.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2004.

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of                       Amount of                  Percentage
Beneficial Owner                          Beneficial Ownership       of  Class
----------------                          --------------------       --------
Omni Consultants Limited (1)               95,000                      95%

Alex Jen                                    5,000                       5%

(1) Alex Jen is the principal shareholder of Omni Consultants Limited and therefore has full control of our common stock.

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

         EXHIBIT INDEX

3.1      Articles of Incorporation (1)

3.2      By-laws  (1)

(1) Incorporated by reference to our Form 10-SB (SEC File No. 000-50413).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2004, we were billed approximately $500.00 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004.

Tax Fees

For the Company's fiscal year ended December 31, 2004, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

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

                              355, Inc.

                              By: /s/ Alex Jen
                              --------------------------
                                      Alex Jen
                                      President, Chief Executive Officer,
                                      Chief Financial Officer and
                                      Director

Dated: March 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     TITLE                                    DATE
----                     -----                                    ----

/s/ Alex Jen             President, Chief Executive Officer,      March 22, 2005
---------------------    Chief Financial Officer and
    Alex Jen             Director