Form 10QSB
period 2005-06-30
355 INC
filed 2005-08-22
CIK 1265848

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.   Yes ☒           No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒      No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 22, 2005: 100,000 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

355, INC.

(a development stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

TABLE OF CONTENTS

355, Inc.

(a development stage company)

Financial Statements

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2

Statement of Stockholders Equity	F-3

Cash Flow Statement	F-4

Notes to the Financial Statements	F-5

355, INC.

(a development stage company)

BALANCE SHEET

As of June 30, 2005 and December 31, 2004

ASSETS

CURRENT ASSETS	June 30, 2005	December 31, 2004
Cash	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued expenses	$2,900	$2,200

TOTAL LIABILITIES	2,900	2,200

STOCKHOLDERS’ EQUITY

Common Stock - par value $0.001;
50,000,000 shares authorized;
100,000 issued and outstanding	100	100

Additional paid in capital	0	0

Accumulated Deficit	(3,000)	(2,300)

Total stockholders’ equity	(2,900)	(2,200)

TOTAL LIABILITIES AND EQUITY	$0	$0

The accompanying notes are an integral part of these financial statements.

355, INC.

(a development stage company)

STATEMENT OF OPERATIONS

For the six months ended June 30, 2005 and 2004, and

from inception (September 19, 2003) through June 30, 2005

	Six Months Ended	Six Months Ended	From Inception Through
	June 30, 2005	June 30, 2004	To June 30, 2005
REVENUE

Sales	$0	$0	$0
Cost of sales	0	0	0

GROSS PROFIT	0	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	700	500	3,000

NET LOSS	(700)	(500)	(3,000)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,300)	(800)	0

ACCUMULATED DEFICIT, ENDING BALANCE	$(3,000)	$(1,300)	$(3,000)

NET EARNINGS PER SHARE

Basic Earnings Per Share
Net loss per share	(*)	(*)

Weighted Average
Common Shares Outstanding	100,000	100,000

(*) – less than $.01

355, INC.

(a development stage company)

STATEMENT OF OPERATIONS

For the three months ended June 30, 2005 and 2004

	Three Months	Three Months
	June 30, 2005	June 30, 2004
REVENUE

Sales	$0	$0
Cost of sales	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	350	250

NET LOSS	(350)	(250)

The accompanying notes are an integral part of these financial statements.

355, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

From inception (September 19, 2003) through June 30, 2005

	SHARES	COMMON STOCK	ADDITIONAL PAID IN	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance Of incorporation expenses September 19, 2003	100,000	$100	$0	$0	$100

Net loss				$(1,050)	(1,050)

Total at December 31, 2003	100,000	100	0	(1,050)	(950)

Net loss				(1,250)	(1,250)

Total at December 31, 2004	100,000	100	0	(2,300)	(2,200)

Net loss				(700)	(700)

Total at June 30, 2005	100,000	$100	$0	$(3,000)	$(2,900)

The accompanying notes are an integral part of these financial statements.

355, INC.

(a development stage company)

STATEMENT OF CASH FLOWS

(a development stage company)

For the six months ended June 30, 2005 and 2004 and

from inception (September 19, 2003) through March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	From Inception Through June 30, 2005

Net income (loss)	$(700)	$(500)	$(3,000)

Increases (Decrease) in accrued expenses	700	500	2,900
Stock issued on incorporation expenses	0	0	100
NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

None

CASH RECONCILIATION

Net increase (decrease) in cash	0	0	0
Beginning cash balance	0	0	0

CASH BALANCE, ENDING	0	0	0

The accompanying notes are an integral part of these financial statements.

355, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1.	Summary of significant accounting policies:

Industry - 355, Inc. (the Company), a Company incorporated in the state of Delaware as of September 19, 2003, plans to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of1986, as amended. No assurances can be given that the Company will be successfulin locating or negotiating with any target company.

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

Item 2.             Management’s Discussion and Analysis of Financial Conditions and Results of                         Operations

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

Results of Operation

the Company did not have any operating income from inception (September 19, 2003) through June 30, 2005, the registrant recognized a net loss of $3,000. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Critical Accounting Policies

355’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Sports Source’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Sports Source’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

355, INC.
Registrant

Date: August 22, 2005	By: /s/ Alex Jen
Alex Jen
President, Secretary and Director