Form 10QSB
period 2005-09-30
355 INC
filed 2005-11-17
CIK 1265848

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 17, 2005: 100,000 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

355, INC.

(a development stage company)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

TABLE OF CONTENTS

355, Inc.

(a development stage company)

Financial Statements

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2

Statement of Stockholders Equity	F-3

Cash Flow Statement	F-4

Notes to the Financial Statements	F-5

355, INC.

(a development stage company)

BALANCE SHEET

As of September 30, 2005 and December 31, 2004

ASSETS

CURRENT ASSETS	September 30, 2005	December 31, 2004
Cash	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued expenses	$3,250	$2,200

TOTAL LIABILITIES	3,250	2,200

STOCKHOLDERS’ EQUITY

Common Stock - par value $0.001;
50,000,000 shares authorized;
100,000 issued and outstanding	100	100

Additional paid in capital	0	0

Accumulated Deficit	(3,350)	(2,300)

Total stockholders’ equity	(3,350)	(2,200)

TOTAL LIABILITIES AND EQUITY	$0	$0

The accompanying notes are an integral part of these financial statements.

355, INC.

(a development stage company)

STATEMENT OF OPERATIONS

For the nine months ended September 30, 2005 and 2004, and

from inception (September 19, 2003) through September 30, 2005

	Nine Months Ended	Nine Months Ended	From Inception Through
	Sep. 30, 2005	Sep. 30, 2004	To Sep. 30, 2005
REVENUE

Sales	$0	$0	$0
Cost of sales	0	0	0

GROSS PROFIT	0	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	1,050	750	3,350

NET LOSS	(1,050)	(750)	(3,350)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,300)	(1,050)	0

ACCUMULATED DEFICIT, ENDING BALANCE	$(3,350)	$(1,800)	$(3,350)

NET EARNINGS PER SHARE

Basic Earnings Per Share
Net loss per share	(.03)	(.02)

Weighted Average
Common Shares Outstanding	100,000	100,000

355, INC.

(a development stage company)

STATEMENT OF OPERATIONS

For the three months ended September 30, 2005 and 2004

	Three Months	Three Months
	September 30, 2005	September 30, 2004
REVENUE

Sales	$0	$0
Cost of sales	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	350	250

NET LOSS	$(350)	$(250)

The accompanying notes are an integral part of these financial statements.

355, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

From inception (September 19, 2003) through September 30, 2005

	SHARES	COMMON STOCK	ADDITIONAL PAID IN	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance Of incorporation expenses September 19, 2003	100,000	$100	$0	$0	$100

Net loss				$(1,050)	(1,050)

Total at December 31, 2003	100,000	100	0	(1,050)	(950)

Net loss				(1,250)	(1,250)

Total at December 31, 2004	100,000	100	0	(2,300)	(2,200)

Net loss				(1,050)	(1,050)

Total at September 30, 2005	100,000	$100	$0	$(3,350)	$(3,250)

The accompanying notes are an integral part of these financial statements.

355, INC.

(a development stage company)

STATEMENT OF CASH FLOWS

(a development stage company)

For the six months ended September 30, 2005 and 2004 and

from inception (September 19, 2003) through September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES	Nine Months Ended Sep. 30, 2005	Nine Months Ended Sep. 30, 2004	From Inception Through Sep. 30, 2005

Net income (loss)	$(1,050)	$(750)	$(3,350)

Increases (Decrease) in accrued expenses	1,050	750	1,250
Stock issued on incorporation expenses	0	0	100
NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

None

CASH RECONCILIATION

Net increase (decrease) in cash	0	0	0
Beginning cash balance	0	0	0

CASH BALANCE AT END OF PERIOD	0	0	0

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

Basis of Accounting - The Company's financial statements are prepared in accordance with generally accepted accounting principles.

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

Fair Value of Financial Instruments - The Company's financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

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

5.	Revenue and Cost Recognition:

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.	Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7.	Operating Lease Agreements:

The Company has no agreements at this time.

8.	Stockholder's Equity:

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

The Company had a net operating loss carry-forward of $3,350 which will expire for tax purposes as a tax benefit during the year of 2024 and 2025. The carry-forward has been fully reserved for in an allowance account and therefore does not appear on the Balance Sheet as an asset.

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

Results of Operation

the Company did not have any operating income from inception (September 19, 2003) through September 30, 2005, the registrant recognized a net loss of $3,350. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

355, INC.
Registrant

Date: November 17, 2005	By: /s/ Alex Jen
Alex Jen
President, Secretary and Director