Form 10KSB
period 2005-12-31
355 INC
filed 2006-03-08
CIK 1265848

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

                              For Fiscal Year Ended
                                December 31, 2005

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

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Exchange Act. Yes [X] No [ ]

Revenues for year ended December 31, 2005: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 8, 2006, was: $-0-

As of March 8, 2006 we have not appointed a Transfer Agent.

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

(B) HOLDERS. There is one beneficial holder of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

(C) DIVIDENDS. We have not paid any dividends to date, and have no plans to do so in the immediate future.

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

Results of Operation
--------------------

The Company did not have any operating income from inception (September 19, 2003) through December 31, 2005. For the period ended December 31, 2005, the registrant recognized a net loss of $1,650. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At December 31, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

355's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, 355 views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on 355's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:


                                   355, INC.
                          (a development stage company)

                              FINANCIAL STATEMENTS



                             AS OF DECEMBER 31, 2005


355, Inc.
(a devlopment stage company)
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                   Page #


         Independent Auditors Report                                    F-1


         Balance Sheet                                                  F-2


         Statement of Operations and Retained Deficit                   F-3


         Statement of Stockholders Equity                               5-4


         Cash Flow Statement                                            F-5


         Notes to the Financial Statements                              F-6

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To The Board of Directors and Shareholders
355, INC.



We have audited the accompanying balance sheets of 355, INC. (a development stage company), as of December 31, 2005 and 2004, and the related statement of operations, equity and cash flows for the twelve months then ended and from inception (September 19, 2003) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 355, INC., as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the twelve months then ended and from inception (September 19, 2003) through December 31, 2005 in conformity with U.S. generally accepted accounting principles.





Gately & Associates, LLC
Altamonte Springs, FL
February 21, 2006


                                    355, INC.
                          (a development stage company)
                                  BALANCE SHEET
                        As of December 31, 2005 and 2004


                                     ASSETS

                                                               December 31,   December 31,
     CURRENT ASSETS                                                2005          2004


             Cash                                                $      0      $      0
                                                                 ---------     --------

                           TOTAL ASSETS                          $      0      $      0
                                                                 ======+==     ========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                        $  3,850      $  2,200
                                                                 ---------     --------

                           TOTAL LIABILITIES                        3,850         2,200

     STOCKHOLDER'S EQUITY

       Common Stock - par value $0.001;
         50,000,000 shares authorized;
         100,000 issued and outstanding                               100           100

       Additional paid in capital                                       0             0

       Accumulated Deficit                                         (3,950)       (2,300)
                                                                  --------     --------

       Total stockholder's equity                                  (3,850)       (2,200)
                                                                  --------     --------

           TOTAL LIABILITIES AND EQUITY                          $      0      $      0
                                                                  ========     ========




   The accompanying notes are an integral part of these financial statements.


                                    355, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
         For the twelve months ended December 31, 2005 and 2004 and from inception (September 19, 2003) through December 31, 2005


                                               Twelve Months   Twelve Months   From Inception
                                                   Ended          Ended          Through
                                               Dec. 31, 2005   Dec. 31, 2004   Dec. 31, 2005

     REVENUE

       Sales                                    $         0     $         0     $        0
       Cost of sales                                      0               0              0
                                                ------------    ------------   ------------

     GROSS PROFIT                                         0               0              0

     GENERAL AND ADMINISTRATIVE EXPENSES              1,650           1,250          3,950
                                                ------------    ------------    -----------

     NET LOSS                                        (1,650)         (1,250)        (3,950)

     ACCUMULATED DEFICIT, BEGINNING BALANCE          (2,300)         (1,050)             0
                                                ------------    ------------    -----------

     ACCUMULATED DEFICIT, ENDING BALANCE        $    (3,950)    $    (2,300)    $   (3,950)
                                                ============    ============    ===========


NET EARNINGS PER SHARE

         Basic
         Net loss per share                     $      (.04)    $      (.02)

         Weighted Average Number of
         Common Shares Outstanding                  100,000         100,000







   The accompanying notes are an integral part of these financial statements.



                                    355, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
         From inception (September 19, 2003) through December 31, 2005


                                          COMMON   ADDITIONAL  ACCUMULATED
                               SHARES     STOCK     PAID IN     DEFICIT        TOTAL
                             ---------  ---------  ----------  -----------  ----------

Stock issued on acceptance
Of incorporation expenses
September 19, 2003            100,000   $    100    $      0    $       0   $     100

Net loss                                                           (1,050)     (1,050)
                             ---------  ---------  ----------  -----------  ----------

Total at December 31, 2003    100,000   $    100    $      0       (1,050)  $    (950)

Net loss                                                           (1,250)     (1,250)
                             ---------  ---------  ----------  -----------  ----------
Total at December 31, 2004    100,000   $    100    $      0    $  (2,300)  $  (2,200)

Net loss                                                           (1,650)     (1,050)
                             ---------  ---------  ----------  -----------  ----------

Total at December 31, 2005    100,000   $    100    $      0    $  (3,950)  $  (3,850)
                             =========  =========  ==========  ===========  ==========







   The accompanying notes are an integral part of these financial statements.


                                    355, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
           For the twelve months ended December 31, 2005 and 2004 and from inception (September 19, 2003) through December 31, 2005


                                               Twelve Months   Twelve Months  From Inception
                                                   Ended          Ended          Through
                                               Dec. 31, 2005   Dec. 31, 2004   Dec. 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES


        Net income (loss)                         $(1,650)          $(1,250)     $ (3,950)

        Increases (Decrease) in accrued expenses    1,650             1,250         3,850
        Stock issued as compensation                    0                 0           100
                                                  --------          --------     ---------

NET CASH PROVIDED OR (USED) IN OPERATIONS               0                 0             0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                            0                 0             0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                            0                 0             0

CASH RECONCILIATION

        Net increase (decrease) in cash                 0                 0             0
        Beginning cash balance                          0                 0             0
                                                  --------          --------      --------

CASH BALANCE AT END OF PERIOD                     $     0           $     0      $      0
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

Results of Operations and Ongoing Entity:

The Company is considered to be an ongoing entity. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources:

In addition to the stockholder funding capital shortfalls; The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents:

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting:

The Company's financial statements are prepared in accordance with generally accepted accounting principles.

Income Taxes:

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

Fair Value of Financial Instruments:

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

Concentrations of Credit Risk:

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

11. Income Tax:

The Company has net operating loss carry-forwards of $3,950 which can be used as a deduction to future taxable income for up to twenty years. The operating loss carry-forwards will expire as follows:

                  Year          Amount
                  2023           $ 1,050
                  2024             1,250
                  2050             1,050
                                 -------
                   Total         $ 3,950

The carry-forward has been fully reserved for in an allowance account and therefore does not appear on the Balance Sheet as an asset.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2005 and March 8, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                                 Age   Positions and Offices Held
----                                 ---   --------------------------

Alex Jen                             65    President, Chief Executive Officer,
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

We have filed a Form 5 for the year ending December 31, 2005.


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

(1) Incorporated by reference to our Form 10-SB (SEC File No. 000-50413).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2005 and 2004, we were billed approximately $1,500 and $500.00, respectively, for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2005.

Tax Fees

For the Company's fiscal years ended December 31, 2005 and 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005 and 2004.

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

Dated: March 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     TITLE                                    DATE
----                     -----                                    ----

/s/ Alex Jen             President, Chief Executive Officer,      March 8, 2006
---------------------    Chief Financial Officer and
    Alex Jen             Director