Form 10QSB
period 2006-09-30
355 INC
filed 2006-11-21
CIK 1265848

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 20, 2006: 100,000 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

355, INC.
(a development stage company)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

355, Inc.
(a devlopment stage company)
Financial Statements Table of Contents

355, INC.
(a development stage company)
BALANCE SHEET
As of September 30, 2006 and December 31, 2005

CURRENT ASSETS	September 30, 2006	December 31, 2005
Cash	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued expenses	$4,900	$3,850

TOTAL LIABILITIES	4,900	3,850

STOCKHOLDERS’ EQUITY

Common Stock - par value $0.001;
50,000,000 shares authorized;
100,000 issued and outstanding	100	100

Additional paid in capital	0	0

Accumulated Deficit	(5,000)	(3,950)

Total stockholders’ equity	(4,550)	(3,850)

TOTAL LIABILITIES AND EQUITY	$0	$0

The accompanying notes are an integral part of these financial statements.

355, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the nine months ended September 30, 2006 and 2005 and
from inception (September 19, 2003) through September 30, 2006

	Nine Months Ended	Nine Months Ended	From Inception Through
	Sep. 30, 2006	Sep. 30, 2006	Jun. 30, 2006
REVENUE

Sales	$0	$0	$0
Cost of sales	0	0	0

GROSS PROFIT	0	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	1,050	1,050	5,000

NET LOSS	(1,050)	(1,050)	(5,000)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(3,950)	(2,300)	0

ACCUMULATED DEFICIT, ENDING BALANCE	$(5,000)	$(3,350)	$(5,000)

NET EARNINGS PER SHARE

Basic Earnings Per Share
Net loss per share	(.01)	(.01)

Weighted Average
Common Shares Outstanding	100,000	100,000

The accompanying notes are an integral part of these financial statements.

355, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ended September 30, 2006 and 2005

	Three Months	Three Months
	Sep. 30, 2006	Sep. 30, 2005
REVENUE

Sales	$0	$0
Cost of sales	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	350	350

NET LOSS	$(350)	$(350)

The accompanying notes are an integral part of these financial statements.

355, INC.
STATEMENT OF STOCKHOLDER’S EQUITY
From inception (September 19, 2003) through September 30, 2006

	SHARES	COMMON STOCK	ADDITIONAL PAID IN	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance Of incorporation expenses September 19, 2003	100,000	$100	$0	$0	$100

Net loss				(1,050)	(1,050)

Total at December 31, 2003	100,000	100	0	(1,050)	(950)

Net loss				(1,250)	(1,250)

Total at December 31, 2004	100,000	100	0	(2,300)	(2,200)

Net loss				(1,650)	(1,050)

Total at December 31, 2005	100,000	$100	$0	$(3,950)	$(3,850)

Net loss				(1,050)	(1,050)

Total at September 30, 2006	100,000	$100	$0	$(5,000)	$(4,900)

The accompanying notes are an integral part of these financial statements.

355, INC.
(a development stage company)
STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2006 and 2005 and
from inception (September 19, 2003) through September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES	Nine Months Ended Sep. 30, 2006	Nine Months Ended Sep. 30, 2006	From Inception Through Sep. 30, 2006

Net income (loss)	$(1,050)	$(1,050)	$(5,000)

Increases (Decrease) in accrued expenses	1,050	1,050	4,900
Stock issued on incorporation expenses	0	0	100
NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

None	0	0	0

CASH RECONCILIATION

Net increase (decrease) in cash	0	0	0
Beginning cash balance	0	0	0

CASH BALANCE AT END OF PERIOD	$0	$0	$0

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

YearAmount
2023	$1,050
2024	1,250
2025	1,650
2026	1,050

Total	$5,000

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

Results of Operation

The Company did not have any operating income from inception (September 19, 2003) through September 30, 2006, the registrant recognized a net loss of $5,000. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

355, INC.
Registrant

Date: November 21, 2006	By: /s/ Alex Jen
Alex Jen
President, Secretary and Director