Form 10QSB
period 2007-03-31
355 INC
filed 2007-05-08
CIK 1265848

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 7, 2007: 100,000 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

355, INC.
(a development stage company)

FINANCIAL STATEMENTS

AS OF March 31, 2007

355, Inc.
(a development stage company)
Financial Statements Table of Contents

355, Inc.
(a development stage company)
BALANCE SHEET
As of March 31, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	3/31/2007	12/31/2006

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$6,150	$5,650

Total Current Liabilities	6,150	5,650

TOTAL LIABILITIES	$6,150	$5,650

STOCKHOLDERS' EQUITY

Common Stock - Par value $0.0001;
Authorized: 50,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(6,250)	(5,750)

Total Stockholders' Equity	(6,150)	(5,650)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending March 31, 2007 and 2006
from inception (September 19, 2003) through March 31, 2007

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	3/31/2007	3/31/2006	TO 03/31/07

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	350	6,250

NET INCOME (LOSS)	(500)	(350)	(6,250)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(5,750)	(3,950)	-
ACCUMULATED DEFICIT, ENDING BALANCE	$(6,250)	$(4,300)	$(6,250)

Earnings (loss) per share	(0.01)	(0.00)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 19, 2003) through March 31, 2007

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100		$100
of incorporation expenses
September 19, 2003

Net Income (Loss)	-	-	(1,050)	(1,050)

Total, December 31, 2003	100,000	$100	$(1,050)	$(950)

Net Income (Loss)	-	-	(1,250)	(1,250)

Total, December 31, 2004	100,000	$100	$(2,300)	$(2,200)

Net Income (Loss)	-	-	(1,650)	(1,650)

Total, December 31, 2005	100,000	100	$(3,950)	$(3,850)

Net Income (Loss)	-	-	(1,800)	(1,800)

Total, December 31, 2006	100,000	100	$(5,750)	$(5,650)

Net Income (Loss)	-	-	(500)	(500)

Total, March 31, 2007	100,000	100	$(6,250)	$(6,150)

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending March 31, 2007 and 2006
from inception (September 19, 2003) through March 31, 2007

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2007	3/31/2006	TO 03/31/07

Net income (loss)	$(500)	$(350)	$(6,250)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	500	350	6,150

Total adjustments to net income	500	350	6,250

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	-
Proceeds from stock issuance	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

355, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

The carry-forward has been fully reserved in an allowance account and therefore does not appear on the Balance Sheet as an asset.

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

Results of Operation

The Company did not have any operating income from inception (September 19, 2003) through March 31, 2007, the registrant recognized a net loss of $6,250. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

355, INC.
Registrant

Date: May 7, 2007	By: /s/ Alex Jen
Alex Jen
President, Secretary and Director