Form 10QSB
period 2007-09-30
355 INC
filed 2007-11-13
CIK 1265848

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2007: 100,000 shares of common stock.

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

SIGNATURE

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

355, Inc.
(a development stage company)
BALANCE SHEET
As of September 30, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	9/30/2007	12/31/2006

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$7,150	$5,650

Total Current Liabilities	7,150	5,650

TOTAL LIABILITIES	7,150	5,650

STOCKHOLDERS' EQUITY

Common Stock - Par value $0.0001;
Authorized: 50,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(7,250)	(5,750)

Total Stockholders' Equity	(7,150)	(5,650)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the nine months ending September 30, 2007 and 2006
from inception (September 19, 2003) through September 30, 2007

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	9/30/2007	9/30/2006	TO 09/30/07

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,500	1,050	7,250

NET INCOME (LOSS)	(1,500)	(1,050)	(7,250)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(5,750)	(3,950)	-
ACCUMULATED DEFICIT, ENDING BALANCE	$(7,250)	$(5,000)	$(7,250)

Earnings (loss) per share	$(0.02)	$(0.01)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending September 30, 2007 and 2006

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	9/30/2007	9/30/2006

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	350

NET INCOME (LOSS)	$(500)	$(350)

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 19, 2003) through September 30, 2007

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100		$100
of incorporation expenses
September 19, 2003

Net Income (Loss)			(1,050)	(1,050)

Total, December 31, 2003	100,000	100	(1,050)	(950)

Net Income (Loss)			(1,250)	(1,250)

Total, December 31, 2004	100,000	100	(2,300)	(2,200)

Net Income (Loss)			(1,650)	(1,650)

Total, December 31, 2005	100,000	100	(3,950)	(3,850)

Net Income (Loss)			(1,800)	(1,800)

Total, December 31, 2006	100,000	100	(5,750)	(5,650)

Net Income (Loss)			(1,500)	(1,500)

Total, September 30, 2007	100,000	$100	$(7,250)	$(7,150)

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ending September 30, 2007 and 2006
from inception (September 19, 2003) through September 30, 2007

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2007	9/30/2006	TO 09/30/07

Net income (loss)	$(1,500)	$(1,050)	$(7,250)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	1,500	1,050	7,150

Total adjustments to net income	1,500	1,050	7,250

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

11. Income Tax:

The Company has net operating loss carry-forwards of $7,250 which can be used as a deduction to future taxable income for up to twenty years.  The operating loss carry-forwards will expire as follows:

YearAmount

2023	$ 1,050
2024	1,250
2025	1,650
2026	1,800
2027	1,500
Total	$ 7,250

The carry-forward has been fully reserved in an allowance account and therefore does not appear on the Balance Sheet as an asset.

12.  Subsequent Events:

During the fourth quarter of 2007, we intend to grow our business through a strategic merger with Shanghai Top-China Softsys Ltd., a China based company. That company provides software-support services, develops and maintains website for customers, and operates a premier website – China Foreign Exchange Online (www.cnforex.com).

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

Results of Operation

The Company did not have any operating income from inception (September 19, 2003) through September 30, 2007, the registrant recognized a net loss of $7,250. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Critical Accounting Policies

355’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.   Changes in Securities.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

On October 10, 2007 the Company entered into a non-binding letter of intent with Shanhai Top-China Softsys Top-China Ltd.  Pursuant to same, if a Definitive Agreement is finalized, the Company will issue 50,000,000 common shares to Top China for all of the issued and outstanding shares of Top China.

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

355, INC.
Registrant

Date: November 12, 2007	By: /s/ Alex Jen
Alex Jen
President, Secretary and Director