Form 10KSB
period 2007-12-31
355 INC
filed 2008-02-11
CIK 1265848

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Revenues for year ended December 31, 2007: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2007 was: $0

Number of shares of the registrant’s common stock outstanding as of February 11, 2008 was: 100,000

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information as of February 6, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

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

Results of Operation

The Company did not have any operating income from inception (September 19, 2003) through December 31, 2007, the registrant recognized a net loss of $1,800 in 2006 and $2,250 in 2007.  Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

AS OF DECEMBER 31, 2007 and 2006

355, Inc.
(a devlopment stage company)
Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
355, INC.

We have audited the accompanying balance sheets of 355, INC. (a development stage company), as of December 31, 2007 and 2006, and the related statement of operations, equity and cash flows for the twelve months then ended and from inception (September 19, 2003) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 355, INC., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the twelve months then ended and from inception (September 19, 2003) through December 31, 2007 in conformity with U.S. generally accepted accounting principles.

Gately & Associates, LLC
Altamonte Springs, FL
January 24, 2008

355, Inc.
(a development stage company)
BALANCE SHEET
As of December 31, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	12/31/2007	12/31/2006

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$7,900	$5,650

Total Current Liabilities	7,900	5,650

TOTAL LIABILITIES	$7,900	$5,650

STOCKHOLDERS' EQUITY

Common Stock - Par value $0.0001;
Authorized: 50,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(8,000)	(5,750)

Total Stockholders' Equity	(7,900)	(5,650)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending December 31, 2007 and 2006
from inception (September 19, 2003) through December 31, 2007

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	12/31/2007	12/31/2006	TO 12/31/07

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	2,250	1,800	8,000

NET INCOME (LOSS)	(2,250)	(1,800)	(8,000)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(5,750)	(3,950)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(8,000)	$(5,750)	$(8,000)

Earnings (loss) per share	$(0.02)	$(0.02)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 19, 2003) through December 31, 2007

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
September 19, 2003

Net Income (Loss)			(1,050)	(1,050)

Total, December 31, 2003	100,000	$100	$(1,050)	$(950)

Net Income (Loss)			(1,250)	(1,250)

Total, December 31, 2004	100,000	$100	$(2,300)	$(2,200)

Net Income (Loss)			(1,650)	(1,650)

Total, December 31, 2005	100,000	$100	$(3,950)	$(3,850)

Net Income (Loss)			(1,800)	(1,800)

Total, December 31, 2006	100,000	$100	$(5,750)	$(5,650)

Net Income (Loss)			(2,250)	(2,250)

Total, December 31, 2007	100,000	$100	$(8,000)	$(7,900)

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2007 and 2006
from inception (September 19, 2003) through December 31, 2007

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2007	12/31/2006	TO 12/31/07

Net income (loss)	$(2,250)	$(1,800)	$(8,000)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	2,250	1,800	7,900

Total adjustments to net income	2,250	1,800	8,000

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

Income Taxes:

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted taxrates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

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

2.   Related Party Transactions and Going Concern:

The Company's financial statements have been presented on the basis that it is agoing concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time The Company has not identified the business that it wishes to engage in.

The Company's shareholders fund The Company's activities while The Company takes steps to locate and negotiate with a business entity for combination; however,there can be no assurance these activities will be successful.

3.   Accounts Receivable and Customer Deposits:

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

4.   Use of Estimates:

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities,the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

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

11.  Income Tax:

The income tax payable that was accrued for the year ended December 31, 2007 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the twelve months ended December 31, 2007 the Company had an operating loss of $2,250, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset for the twelve months ended December 31, 2007 of 1,600.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through December 31, 2007, the Company incurred net operating losses for tax purposes of approximately $8,000. The net operating loss carry forwards may be used to reduce taxable income through the years 2023 to 2027. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 are as follows:

Deferred tax assets:
Federal net operating loss	$1,200
State net operating loss	400

Total deferred tax assets	1,600
Less valuation allowance	(1,600)

$-

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2007 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended December 31, 2007 and December 31, 2006 is as follows:

	2007	2006

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

12.  Subsequent Events:

During the first quarter of 2008, we intend to grow our business through a strategic merger with Shanghai Top-China Softsys Ltd., a China based company. That company provides software-support services, develops and maintains websites for customers, and operates a famous website – China Foreign Exchange Online (www.cnforex.com).

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2007.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Alex Jen President, Chief	2007	$0	0	0	0	0	0	0	$0
Executive Officer,	2006	$0	0	0	0	0	0	0	$0
Chief Financial Officer

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Audit Fees

For the Company’s fiscal year ended December 31, 2007 and 2006, we were billed approximately $1,250 and $1,000, respectively, for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2007.

Tax Fees

For the Company’s fiscal year ended December 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007 and 2006.

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

355, Inc.

By:	/s/ Alex Jen
Chief Executive Officer Chief Financial Officer

Dated:	February 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Alex Jen Alex Jen	Chief Executive Officer Chief Financial Officer, and Director	February 11, 2008