Form 10-Q
period 2008-06-30
355 INC
filed 2008-07-28
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

355, INC.
 (Exact name of registrant as specified in Charter)

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 25, 2008:  100,000 shares of Common Stock.

355, INC.
FORM 10-Q
June 30, 2008
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

SIGNATURE

 Item 1. Financial Information

355, Inc.
(a development stage company)
FINANCIAL STATEMENTS
As of June 30, 2008

355, Inc.
(a development stage company)
BALANCE SHEET
As of June 30, 2008 and December 31, 2007

ASSETS

CURRENT ASSETS	6/30/2008	12/31/2007

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$8,900	$7,900

Total Current Liabilities	8,900	7,900

TOTAL LIABILITIES	$8,900	$7,900

STOCKHOLDERS' EQUITY

Common Stock - Par value $0.0001;
Authorized: 50,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(9,000)	(8,000)

Total Stockholders' Equity	(8,900)	(7,900)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the six months ending June 30, 2008 and 2007
from inception (September 19, 2003) through June 30, 2008

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	6/30/2008	6/30/2007	TO 6/30/08

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,000	1,000	9,000

NET INCOME (LOSS)	(1,000)	(1,000)	(9,000)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(8,000)	(5,750)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(9,000)	$(6,750)	$(9,000)

Earnings (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 19, 2003) through June 30, 2008

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
September 19, 2003

Net Income (Loss)			(1,050)	(1,050)

Total, December 31, 2003	100,000	100	(1,050)	(950)

Net Income (Loss)			(1,250)	(1,250)

Total, December 31, 2004	100,000	100	(2,300)	(2,200)

Net Income (Loss)			(1,650)	(1,650)

Total, December 31, 2005	100,000	100	(3,950)	(3,850)

Net Income (Loss)			(1,800)	(1,800)

Total, December 31, 2006	100,000	100	(5,750)	(5,650)

Net Income (Loss)			(2,250)	(2,250)

Total, December 31, 2007	100,000	100	(8,000)	(7,900)

Net Income (Loss)			(1,000)	(1,000)

Total, June 30, 2008	100,000	$100	$(9,000)	$(8,900)

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and 2007
from inception (September 19, 2003) through June 30, 2008

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2008	6/30/2007	TO 6/30/08

Net income (loss)	$(1,000)	$(1,000)	$(9,000)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	1,000	1,000	8,900

Total adjustments to net income	1,000	1,000	9,000

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

11.  Income Tax:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $1,050 at 2023, $1,250 at 2024, $1,650 at 2025, $1,800 at 2026, $2,250 at 2027, and $1,000 at 2028.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $1,800 from inception through June 30, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss     $  1,350
State net operating loss                450

         Total Deferred Tax Asset             1,800
Less valuation allowance          (1,800)
                                                                              0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate                     15.0%
State tax, net of federal benefit          5.0%
Increase in valuation allowance    (20.0%)

      Effective income tax rate                      0.0%

12.  Subsequent Events:

None known at this time.

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

On October 10, 2007 the Company entered into a non-binding letter of intent with Shanghai Top-China Softsys Top-China Ltd.  Pursuant to same, if a Definitive Agreement is finalized, the Company will issue 50,000,000 common shares to Top China for all of the issued and outstanding shares of Top China.  As of July 25, 2008, the Company has not entered into a definitive agreement with Shanghai Top-China Softsys Top-China Ltd.

Results of Operation

The Company did not have any operating income from inception (September 19, 2003) through June 30, 2008 and from inception to June 30, 2008, the Company recognized a net loss of $9,000.  Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2008 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

355, INC.

Date: July 25, 2008	By:	/s/ Alex Jen
Chief Executive Officer
Chief Financial Officer