Form 10KSB/A
period 2007-12-31
355 INC
filed 2008-08-27
CIK 1265848

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2 )

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

Explanatory Note

This Annual Report on Form 10-KSB/A is filed as an amendment to the Annual Report on Form 10-KSB filed by 355, Inc. (the “Company”) on February 11, 2008 (the “Original 10-KSB”). The Company is amending Item 8(a) (Controls and Procedures) to conclude that our disclosure controls and procedures are not effective because we failed to include our Management’s Report on Internal Control over Financial Reporting which was a failure to comply with the required disclosures under provisions of Item 308 in Regulation S-K.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules   based on the material weakness described below:

-	We failed to include the Management’s Report on Internal Control Over Financial Reporting in our Form 10-KSB filed on February 11, 2008.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We have amended the Form 10-KSB to include the Management’s Report on Internal Controls Over Financial Reporting;

2.	We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K; and

3.	We will increase management oversight of accounting and reporting functions in the future.

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

PART IV

ITEM 13.	EXHIBITS

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to 10-SB filed on October 9, 2003 (SEC File No. 000-50413).	3.1	Certificate of Incorporation of 355, Inc.

Incorporated by reference to Exhibit 3.2 to Form 10SB filed on October 9, 2003 (SEC File No. 000-50413)	3.2	By-Laws

Incorporated by reference to Exhibit 14 to Form 10KSB/A filed on July 25, 2008.	14	Code of Ethics

Filed herewith.	31.1	Certification of Alex Jen pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith.	32.1	Certification of Alex Jen pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

355, Inc.

By:	/s/ Alex Jen
Chief Executive Officer Chief Financial Officer

Dated:	August 22 , 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Alex Jen Alex Jen	Chief Executive Officer Chief Financial Officer, and Director	August 22 , 2008