Form 10-Q
period 2008-09-30
355 INC
filed 2008-11-13
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 7, 2008:  100,000 shares of Common Stock.

355, INC.

FORM 10-Q
September 30, 2008
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

SIGNATURE

 Item 1. Financial Information

355, Inc.
(a development stage company)

FINANCIAL STATEMENTS

As of September 30, 2008

355, Inc.
(a development stage company)
BALANCE SHEET
As of September 30, 2008 and December 31, 2007

ASSETS

CURRENT ASSETS	9/30/2008	12/31/2007

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$9,400	$7,900

Total Current Liabilities	9,400	7,900

TOTAL LIABILITIES	$9,400	$7,900

STOCKHOLDERS' EQUITY

Common Stock - Par value $0.0001;
Authorized: 50,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(9,500)	(8,000)

Total Stockholders' Equity	(9,400)	(7,900)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the nine months ending September 30, 2008 and 2007
from inception (September 19, 2003) through September 30, 2008

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	9/30/2008	9/30/2007	TO 9/30/08

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,500	1,500	9,500

NET INCOME (LOSS)	(1,500)	(1,500)	(9,500)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(8,000)	(5,750)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(9,500)	$(7,250)	$(9,500)

Earnings (loss) per share	$(0.02)	$(0.02)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending September 30, 2008 and 2007

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	9/30/2008	9/30/2007

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	500

NET INCOME (LOSS)	$(500)	$(500)

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 19, 2003) through September 30, 2008

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
September 19, 2003

Net Income (Loss)			(1,050)	(1,050)

Total, December 31, 2003	100,000	100	(1,050)	(950)

Net Income (Loss)			(1,250)	(1,250)

Total, December 31, 2004	100,000	100	(2,300)	(2,200)

Net Income (Loss)			(1,650)	(1,650)

Total, December 31, 2005	100,000	100	(3,950)	(3,850)

Net Income (Loss)			(1,800)	(1,800)

Total, December 31, 2006	100,000	100	(5,750)	(5,650)

Net Income (Loss)			(2,250)	(2,250)

Total, December 31, 2007	100,000	100	(8,000)	(7,900)

Net Income (Loss)			(1,500)	(1,500)

Total, September 30, 2008	100,000	$100	$(9,500)	$(9,400)

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2008 and 2007
from inception (September 19, 2003) through September 30, 2008

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2008	9/30/2007	TO 9/30/08

Net income (loss)	$(1,500)	$(1,500)	$(9,500)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	1,500	1,500	9,400

Total adjustments to net income	1,500	1,500	9,500

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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
Income Taxes:

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management; it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

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

11.  Income Tax:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $1,050 at 2023, $1,250 at 2024, $1,650 at 2025, $1,800 at 2026, $2,250 at 2027, and $1,500 at 2028.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $1,900 from inception through September 30, 2008. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$1,425
State net operating loss	475

Total Deferred Tax Asset	1,900
Less valuation allowance	(1,900)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)

Effective income tax rate	0.0%

12.  Controls and Procedures:

a)	Evaluation of disclosure controls and procedures.

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

b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

13.  Subsequent Events:

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

On October 10, 2007 the Company entered into a non-binding letter of intent with Shanghai Top-China Softsys Top-China Ltd.  Pursuant to same, if a Definitive Agreement is finalized, the Company will issue 50,000,000 common shares to Top China for all of the issued and outstanding shares of Top China.  As of November 7, 2008, the Company has not entered into a definitive agreement with Shanghai Top-China Softsys Top-China Ltd.

Results of Operation

The Company did not have any operating income from inception (September 19, 2003) through September 30, 2008 and from inception to September 30, 2008, the Company recognized a net loss of $9,500.  Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2008 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Alex Jen, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Jen concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

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

355, INC.

Date: November 7, 2008	By:	/s/ Alex Jen
Chief Executive Officer
Chief Financial Officer