Form 10-Q
period 2009-09-30
355 INC
filed 2009-10-26
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 23, 2009:  100,000 shares of Common Stock.

355, INC.

FORM 10-Q
September 30, 2009
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

SIGNATURE

 Item 1. Financial Information

355, Inc.
(a development stage company)

FINANCIAL STATEMENTS

As of September 30, 2009

Financial Statements Table of Contents

355, Inc.
(a development stage company)
BALANCE SHEET
As of September 30, 2009 and December 31, 2008

ASSETS
CURRENT ASSETS	9/30/2009	12/31/2008

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$12,650	$11,150

Total Current Liabilities	12,650	11,150

TOTAL LIABILITIES	$12,650	$11,150

STOCKHOLDERS' EQUITY

Common Stock - Par value $0.0001;
Authorized: 50,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(12,750)	(11,250)

Total Stockholders' Equity	(12,650)	(11,150)
TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the nine months ending September 30, 2009 and 2008
from inception (September 19, 2003) through September 30, 2009

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	9/30/2009	9/30/2008	TO 9/30/09

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,500	1,500	12,750

NET INCOME (LOSS)	(1,500)	(1,500)	(12,750)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(11,250)	(8,000)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(12,750)	$(9,500)	$(12,750)

Earnings (loss) per share	$(0.02)	$(0.02)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending September 30, 2009 and 2008

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	9/30/2009	9/30/2008

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	500

NET INCOME (LOSS)	(500)	(500)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(12,250)	(9,000)

ACCUMULATED DEFICIT, ENDING BALANCE	$(12,750)	$(9,500)

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 19, 2003) through September 30, 2009

	COMMON		ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
September 19, 2003

Net Income (Loss)			(1,050)	(1,050)

Total, December 31, 2003	100,000	100	(1,050)	(950)

Net Income (Loss)			(1,250)	(1,250)

Total, December 31, 2004	100,000	100	(2,300)	(2,200)

Net Income (Loss)			(1,650)	(1,650)

Total, December 31, 2005	100,000	100	(3,950)	(3,850)

Net Income (Loss)			(1,800)	(1,800)

Total, December 31, 2006	100,000	100	(5,750)	(5,650)

Net Income (Loss)			(2,250)	(2,250)

Total, December 31, 2007	100,000	100	(8,000)	(7,900)

Net Income (Loss)			(3,250)	(3,250)

Total, December 31, 2008	100,000	100	(11,250)	(11,150)

Net Income (Loss)			(1,500)	(1,500)

Total, September 30, 2009	100,000	$100	$(12,750)	$(12,650)

The accompanying notes are an integral part of these financial statements.

355, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2009 and 2008
from inception (September 19, 2003) through September 30, 2009

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2009	9/30/2008	TO 9/30/09

Net income (loss)	$(1,500)	$(1,500)	$(12,750)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	1,500	1,500	12,650

Total adjustments to net income	1,500	1,500	12,750

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

11. Income Tax:

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $1,050 at 2023, $1,250 at 2024, $1,650 at 2025, $1,800 at 2026, $2,250 at 2027, $3,250 at 2028 and $1,500 at 2029.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $2,550 from inception through September 30, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$1,913S
State net operating loss	637
Total Deferred Tax Asset	2,550
Less valuation allowance	(2,550)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)
Effective income tax rate	0.0%

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

Results of Operation

The Company did not have any operating income from inception (September 19, 2003) through September 30, 2009 and from inception to September 30, 2009, the Company recognized a net loss of $12,750.  Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2009 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

355, INC.

Date: October 23, 2009	By:	/s/ Alex Jen
Chief Executive Officer
Chief Financial Officer