Form 10-K
period 2009-12-31
ACE Consulting Management, Inc.
filed 2010-02-11
CIK 1265848

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-50413

ACE Consulting Management, Inc.
(Name of Registrant as specified in its charter)

DELAWARE	98-0407797
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

923 E. Valley Blvd, Suite 103B, San Gabriel, CA	91776
(Address of principal executive offices)	(Zip Code)

(626) 307-2273
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.0001 (Title of class)

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
(Do not check if a smaller reporting company)

Revenues for year ended December 31, 2009: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2009, was: N/A
Number of shares of the registrant’s common stock outstanding as of February 5, 2010 was: 100,000

Transitional Small Business Disclosure Format:     Yes ☒       No ☐

SIGNATURES

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

 ITEM 1.      DESCRIPTION OF BUSINESS

General

355, Inc. was incorporated on September 19, 2003 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. In January 2010 we changed our name to Ace Consulting Management, Inc. to reflect our new business operations.

Our new business plan involves corporate performance consulting firm specialized in corporate competitive growth strategies, performance implementation, profit growth and maximize in shareholder value. ACMI experts will approach issues from client’s prospective. We recommend solutions to provide a comprehensive and integrated business management and expansion strategy and financial advisory on an on-going basis as the business growing and expand. As well as to institute an investor relations program to convey vital corporate messages and good will to the open public. By understanding and identify company’s unique needs and respond with solutions that are creative, integrated, and practical to achieve with ultimate goal.

Our 2nd business model is in consumer products and food processing consulting field. We are specialists in Financial Accountancy, Project Management, Production, Design and Engineering within the International food processing industry. Our team has been responsible for the design construction and commissioning of processing facilities in China and USA.

Our Services Include:-Turn-key Projects Feasibility – Market Studies, Business Plans, Cost Estimation in constructing plants, Engineering & Design Project Management, Training & Education Systems, Project Presentations, Financial Justifications, Product Development, Brand Development, Consumer and Food Project Management.

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

ITEM 1A.    RISK FACTORS

None.

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

ITEM 6.       SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

Our new business plan involves corporate performance consulting firm specialized in corporate competitive growth strategies, performance implementation, profit growth and maximize in shareholder value. ACMI experts will approach issues from client’s prospective. We recommend solutions to provide a comprehensive and integrated business management and expansion strategy and financial advisory on an on-going basis as the business growing and expand. As well as to institute an investor relations program to convey vital corporate messages and good will to the open public. By understanding and identify company’s unique needs and respond with solutions that are creative, integrated, and practical to achieve with ultimate goal.

Our 2nd business model is in consumer products and food processing consulting field. We are specialists in Financial Accountancy, Project Management, Production, Design and Engineering within the International food processing industry. Our team has been responsible for the design construction and commissioning of processing facilities in China and USA.

Our Services Include:-Turn-key Projects Feasibility – Market Studies, Business Plans, Cost Estimation in constructing plants, Engineering & Design Project Management, Training & Education Systems, Project Presentations, Financial Justifications, Product Development, Brand Development, Consumer and Food Project Management.

Results of Operation

The Company did not have any operating income from inception (September 19, 2003) through December 31, 2009 and from inception to December 31, 2009, the Company recognized a net loss of $3,250.  Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2009 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.

Off Balance Sheet Transactions

We have no off-balance sheet arrangements.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ACE Consulting Management, Inc.
(a development stage company)

FINANCIAL STATEMENTS

As of December 31, 2009

Financial Statements Table of Contents

Gately & Associates, LLC

3551 W Lake Mary Blvd
Lake Mary, FL 32746

Report of Independent Registered Public Accounting Firm

To the Board of Director and shareholders

We have audited the accompanying balance sheet of ACE Consulting Management, Inc. as of December 31, 2009 and 2008 and the related statement of operations, stockholders’ equity, and cash flows for the twelve months ended December 31, 2009 and 2008 and from inception (September 19, 2003) through the year then ended December 31, 2009. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ACE Consulting Management, Inc. at December 31, 2009 and 2008 and the results of its operations and its cash flows for the twelve months ended December 31, 2009 and 2008 and from inception (September 19, 2003) through December 31, 2009 in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, L.L.C.

Lake Mary, FL

January 28, 2010

ACE Consulting Management, Inc.
(a development stage company)
BALANCE SHEETS
As of December 31, 2009 and December 31, 2008

ASSETS

CURRENT ASSETS	12/31/2009	12/31/2008

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$14,400	$11,150

Total Current Liabilities	14,400	11,150

TOTAL LIABILITIES	$14,400	$11,150

STOCKHOLDERS' EQUITY

Common Stock - Par value $0.0001;
Authorized: 50,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(14,500)	(11,250)

Total Stockholders' Equity	(14,400)	(11,150)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements

ACE Consulting Management, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending December 31, 2009 and 2008
from inception (September 19, 2003) through December 31, 2009

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	12/31/2009	12/31/2008	TO 12/31/09

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	3,250	3,250	14,500

NET INCOME (LOSS)	(3,250)	(3,250)	(14,500)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(11,250)	(8,000)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(14,500)	$(11,250)	$(14,500)

Earnings (loss) per share	$(0.03)	$(0.03)	$(0.15)

Weighted average number of common shares	100,000	100,000	100,000

The accompanying notes are an integral part of these financial statements

ACE Consulting Management, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 19, 2003) through December 31, 2009

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
September 19, 2003

Net Income (Loss)			(1,050)	(1,050)

Total, December 31, 2003	100,000	100	(1,050)	(950)

Net Income (Loss)			(1,250)	(1,250)

Total, December 31, 2004	100,000	100	(2,300)	(2,200)

Net Income (Loss)			(1,650)	(1,650)

Total, December 31, 2005	100,000	100	(3,950)	(3,850)

Net Income (Loss)			(1,800)	(1,800)

Total, December 31, 2006	100,000	100	(5,750)	(5,650)

Net Income (Loss)			(2,250)	(2,250)

Total, December 31, 2007	100,000	100	(8,000)	(7,900)

Net Income (Loss)			(3,250)	(3,250)

Total, December 31, 2008	100,000	$100	$(11,250)	$(11,150)

Net Income (Loss)			(3,250)	(3,250)

Total, December 31, 2009	100,000	$100	$(14,500)	$(14,400)

The accompanying notes are an integral part of these financial statements

ACE Consulting Management, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ended December 31, 2009 and 2008
from inception (September 19, 2003) through December 31, 2009

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2009	12/31/2008	TO 12/31/09

Net income (loss)	$(3,250)	$(3,250)	$(14,500)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	3,250	3,250	14,400

Total adjustments to net income	3,250	3,250	14,500

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ACE Consulting Management, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

Industry - 355, Inc. (the Company), a Company incorporated in the state of Delaware as of September 19, 2003. in January 2010 we changed our name to Ace Consulting Management, Inc. to reflect our new business operations. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

11.  Income Tax:

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $1,050 at 2023, $1,250 at 2024, $1,650 at 2025, $1,800 at 2026, $2,250 at 2027, $3,250 at 2028 and $3,250 at 2029.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $2,900 from inception through December 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$2,175
State net operating loss	725
Total Deferred Tax Asset	2,900
Less valuation allowance	(2,900)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)
Effective income tax rate	0.0%

12.  Controls and Procedures:

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2009. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

13.  Subsequent Events:

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

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have one Director and Officer as follows:

Name	Age	Positions and Offices Held

Alex Jen	67	President/CEO/CFO/Director
Gary A. Tickel		Director

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

Mr. Gary A. Tickel has over 30 years experience in the financial industry. He had extensive financial consulting services experience including business management, corporate governance, regulatory compliance, public offering guidance, joint venture, and merchant banking services, to businesses in US. He has held various positions with RND Resources Inc, and various investment firms including Lehman Brothers in previous years.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Other Significant Employees

Yvonne Jen, Advisor, Yvonne Jen has 6 years of working experience in food preparation industry. She effectively utilize extensive experience in the culinary field, teaching experience in culinary school, proficient in the operation of a restaurant  in food preparation and food production processing sanitation guideline to provide consulting to clients in food processing operation field. She is a graduate of Le Cordon Bleu College of Culinary Arts, Pasadena, March 2003 and a graduate of University of California, San Diego, in June 2001.

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

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed on February 13, 2009 as an exhibit to the Form 10K.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2009 and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Alex Jen President, Chief Executive Officer and Chief Financial Officer	2009	$0	0	0	0	0	0	0	$0
	2008	$0	0	0	0	0	0	0	$0

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

None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were billed approximately $1,750 and $1,500 respectively, for professional services rendered for the audit and review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2009 and 2008.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

PART IV

 ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title

14	The Code of Ethics was previously filed on February 13, 2009 as an exhibit to the Form 10K.

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ACE Consulting Management, Inc.

By:	/s/Alex Jen
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Dated	February 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Alex Jen	President, Chief Executive Officer, Chief Financial Officer,	February 11, 2010
Alex Jen	Chairman of the Board of Directors