Form 10-Q
period 2010-03-31
ACE Consulting Management, Inc.
filed 2010-05-20
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

ACE Consulting Management, Inc.
 (Exact name of registrant as specified in Charter)

DELAWARE	000-50413	98-0407797
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

923 E. Valley Blvd, Suite 103B, San Gabriel, CA
 (Address of Principal Executive Offices)
 _______________

(626) 307-2273
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 19, 2010:  4,640,000 shares of Common Stock.

ACE CONSULTING MANAGEMENT, INC.

FORM 10-Q
March 31, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1 - F-10
Item 2.	Management’s Discussion and Analysis of Financial Condition	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	2
Item 4T.	Control and Procedures	2

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	3
Item 1A	Risk Factors	3
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3
Item 3.	Defaults Upon Senior Securities	3
Item 4.	Submission of Matters to a Vote of Security Holders	3
Item 5.	Other Information	3
Item 6.	Exhibits and Reports on Form 8-K	3

SIGNATURE

i

Item 1. Financial Information

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

March 31, 2010 and 2009

Index to Financial Statements

FINANCIAL STATEMENTS	Page #

Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	F-1

Statements of Operations for the Three Months Ended March 31, 2010 and 2009 and for the period Period from September 19, 2003 (Inception) through March 31, 2010 (Unaudited)	F-2

Statement of Stockholders’ Equity (Deficit) for the Period from September 19, 2003 (Inception) through March 31, 2010	F-3

Statements of Cash flows for the Three Months Ended March 31, 2010 and 2009 and for the period Period from September 19, 2003 (Inception) through March 31, 2010 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5

ii

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

ASSETS
	March 31, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash	$48,386	$-
Total current assets	48,386	-
TOTAL ASSETS	$48,386	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued expenses	$1,000	$14,400

Total Current Liabilities	1,000	14,400

Stockholders' Equity (Deficit):
Common stock: $0.001 par value; 50,000,000 shares authorized; 4,640,000 and 100,000 shares issued and outstanding, respectively	4,640	100
Additional paid-in capital	235,110	-
Deficit accumulated during the development stage	(192,364)	(14,500)
Total Stockholders’ Equity (Deficit)	47,386	(14,400)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$48,386	$-

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	For the Period From September 19, 2003 (Inception) through March 31, 2010

Revenues	$-	$-	$-

Operating expenses:

Professional fees	10,600	500	25,000
Stock Compensation	165,500	-	165,600
General and administrative	1,764	-	1,764

Total operating expenses	177,864	500	192,364

Loss from operations	(177,864)	(500)	(192,364)

Loss before income taxes	(177,864)	(500)	(192,364)

Income tax provision	-	-	-

Net loss	$(177,864)	$(500)	$(192,364)

Net loss per common share – basic and diluted	$(0.05)	$(0.005)	$(0.80)
Weighted average number of common shares outstanding – basic and diluted	3,827,444	100,000	240,658

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.

 (A DEVELOPMENT STAGE COMPANY)

Statement of Stockholders’ Equity (Deficit)

For the Period from September 19, 2003 (Inception) through March 31, 2010

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

September 23, 2009 (Inception)	100,000	$100	$-	$-	$100

Net loss				(1,050)	(1,050)
Balance, December 31, 2003	100,000	100	-	(1,050)	(950)

Net loss				(1,250)	(1,250)
Balance, December 31, 2004	100,000	100	-	(2,300)	(2,200)

Net loss				(1,650)	(1,650)
Balance, December 31, 2005	100,000	100	-	(3,950)	(3,850)

Net loss				(1,800)	(1,800)
Balance, December 31, 2006	100,000	100	-	(5,750)	(5,650)

Net loss				(2,250)	(2,250)
Balance, December 31, 2007	100,000	100	-	(8,000)	(7,900)

Net loss				(3,250)	(3,250)
Balance, December 31, 2008	100,000	100	-	(11,250)	(11,150)

Net loss				(3,250)	(3,250)
Balance, December 31, 2009	100,000	100	-	(14,500)	(14,400)

Accrued expenses paid by stockholder			12,650		12,650

Stock issued for compensation at $0.05 per share on January 5, 2010	3,310,000	3,310	162,190	-	165,500

Sale of common stock at $0.05 per share on February 16, 2010	1,230,000	1,230	60,270		61,500

Net loss				(177,864)	(177,864)
Balance, March 31, 2010	4,640,000	$4,640	$235,110	$(192,364)	$47,386

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(Unaudited)

	Three Months ended March 31, 2010	Three Months ended March 31, 2009	Period from September 19, 2003 (Inception) to March 31, 2010
Cash Flows From Operating Activities:
Net loss	$(177,864)	$(500)	$(192,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	165,500	-	165,600
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	(13,400)	500	1,000
Net cash used in operating activities	(25,764)	-	(25,764)

Cash Flows From Financing Activities:
Payment of accrued expenses by stockholder	12,650	-	12,650
Proceeds from sale of common stock	61,500	-	61,500
Net cash provided by financing activities	74,150	-	74,150

Net increase in cash	48,386	-	48,386

Cash at beginning of period	-	-	-

Cash at end of period	$48,386	$-	$48,386

Supplemental disclosures of cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

March 31, 2010 and 2009
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

1.                     Organization and Operations

ACE Consulting Management, Inc. (“the Company”), a development stage company, was incorporated on September 19, 2003 under the laws of the State of Delaware.  Initial operations have included organization and incorporation, target market identification, new product development, marketing plans, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.  The Company has not generated any revenues since inception.  The Company plans to engage in consulting to corporations to improve growth strategies, performance enhancement and maximization of shareholder value.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on February 11, 2010.

Development Stage Company

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reporting period.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

U.S. GAAP for fair value measurements establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 and December 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended March 31, 2010 and 2009 and for the period from September 19, 2003 (inception) through March 31, 2010.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2010 and 2009 or for the period from September 19, 2003 (inception) through March 31, 2010.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the fiscal year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.      A subsidiary or group of assets that is a business or nonprofit activity
2.      A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.      An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.      Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.      Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.                     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2010, the Company has a deficit accumulated during the development stage of $192,364 and had a net loss of $177,864 and cash used in operations of $25,764 for the interim period ended March 31, 2010, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.                     STOCKHOLDERS’ EQUITY

Common stock includes 50,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued to its Chief Executive Officer at their par value of $0.001 per share or $100 for compensation at inception on September 19, 2003.

On January 5, 2010, the Company authorized the issuance of 3,310,000 shares of its common stock for compensation at $0.05 per share for a total of $165,500.

On February 16, 2010, the Company sold 1,230,000 shares of its common stock at $0.05 per share to 69 individuals for a total of $61,500.

5.                     RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, a stockholder of the Company paid professional fees on behalf of the Company aggregating $12,650. Such payment has been shown as a contribution to capital and included in additional paid-in capital.

The Company is provided the office space by an officer of the Company without cost. The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

7.                     SUBSEQUENT EVENTS

Management has evaluated all events that occurred after the balance sheet date of March 31, 2010 through May 20, 2010, the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there were no reportable subsequent events to be disclosed.

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

Plan of Operation

ACE Consulting Management, Inc. (“the Company”), a development stage company, was incorporated on September 19, 2003 under the laws of the State of Delaware.  Initial operations have included organization and incorporation, target market identification, new product development, marketing plans, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.  The Company has not generated any revenues since inception.  The Company plans to engage in consulting to corporations to improve growth strategies, performance enhancement and maximization of shareholder value.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operation

For the three months ended March 31, 2010, we had no revenue.  Expenses for the period ended March 31, 2010 totaled $177,864 resulting in a net loss of $177,864. For the period ended March 31, 2009 totaled $500. Expenses for the period ended March 31, 2010 consisted of $10,600 in professional fees, $165,500 for stock compensation and $1,764 for general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2010 the Company had $48,386 in cash and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses planned business strategy

As reflected in the accompanying condensed financial statements, the Company is in the development stage with minimal operations, has net cash used in operations from inception of $(25,764) and has a net loss since inception of $(192,364).  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

1

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

2

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

Item 4. (Removed and Reserved)

None.

Item 5. Other Information.

None

Item 6. Exhibits

(a)         Exhibits

              31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

              32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE CONSULTING MANAGEMENT, INC.

Date: May 19, 2010	By:	/s/ Alex Jen
Chief Executive Officer
Chief Financial Officer

4