Form 10-Q
period 2010-06-30
ACE Consulting Management, Inc.
filed 2010-08-19
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 19, 2010:  29,640,000 shares of Common Stock.

ACE CONSULTING MANAGEMENT, INC.

FORM 10-Q
June 30, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1 - F-12
Item 2.	Management’s Discussion and Analysis of Financial Condition	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	1
Item 4T.	Control and Procedures	2

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	2
Item 1A	Risk Factors	2
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	2
Item 3.	Defaults Upon Senior Securities	2
Item 4.	Submission of Matters to a Vote of Security Holders	2
Item 5.	Other Information	2
Item 6.	Exhibits	2

SIGNATURE

Item 1. Financial Information

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

June 30, 2010 and 2009

Index to Financial Statements

FINANCIAL STATEMENTS	Page #

Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	F-1

Statements of Operations for the Six and Three Months Ended June 30, 2010 and 2009 (Unaudited)	F-2-F-3

Statement of Stockholders’ Equity (Deficit) for the Period from September 19, 2003 (Inception) through June 30, 2010	F-4

Statements of Cash flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

ASSETS
	June 30, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash	$49,040	$-
Total current assets	49,040	-
TOTAL ASSETS	$49,040	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued expenses	$1,025	$14,400

Total Current Liabilities	1,025	14,400

Stockholders' Equity (Deficit):
Common stock: $0.001 par value; 50,000,000 shares authorized; 29,640,000 and 100,000 shares issued and outstanding, respectively	29,640	100
Additional paid-in capital	1,460,110	-
Deficit accumulated during the development stage	(1,441,735)	(14,500)
Total Stockholders’ Equity (Deficit)	48,015	(14,400)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$49,040	$-

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(Unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	For the Period From September 19, 2003 (Inception) through June 30, 2010

Revenues earned during the development stage	$6,000	$-	$6,000

Operating expenses:

Professional fees	15,946	1,000	30,346
Stock Compensation	1,415,500	-	1,415,600
General and administrative	1,789	-	1,789

Total operating expenses	1,433,235	1,000	1,447,735

Loss from operations	(1,427,235)	(1,000)	(1,441,735)

Loss before income taxes	(1,427,235)	(1,000)	(1,441,735)

Income tax provision	-	-	-

Net loss	$(1,427,235)	$(1,000)	$(1,441,735)

Net loss per common share – basic and diluted	$(0.22)	$(0.01)	$(2.56)
Weighted average number of common shares outstanding – basic and diluted	6,395,635	100,000	563,897

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009

Revenues earned during the development stage	$6,000	$-

Operating expenses:

Professional fees	5,346	500
Stock Compensation	1,250,000	-
General and administrative	25	-

Total operating expenses	1,255,371	500

Loss from income taxes	(1,249,371)	(500)

Income tax provision	-	-

Net Loss	$(1,249,371)	$(500)

Net loss per common share – basic and diluted	$(0.14)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	9,035,604	100,000

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.
 (A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders’ Equity (Deficit)
For the Period from September 19, 2003 (Inception) through June 30, 2010

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

September 23, 2003 (Inception)	100,000	$100	$-	$-	$100

Net loss				(1,050)	(1,050)
Balance, December 31, 2003	100,000	100	-	(1,050)	(950)

Net loss				(1,250)	(1,250)
Balance, December 31, 2004	100,000	100	-	(2,300)	(2,200)

Net loss				(1,650)	(1,650)
Balance, December 31, 2005	100,000	100	-	(3,950)	(3,850)

Net loss				(1,800)	(1,800)
Balance, December 31, 2006	100,000	100	-	(5,750)	(5,650)

Net loss				(2,250)	(2,250)
Balance, December 31, 2007	100,000	100	-	(8,000)	(7,900)

Net loss				(3,250)	(3,250)
Balance, December 31, 2008	100,000	100	-	(11,250)	(11,150)

Net loss				(3,250)	(3,250)
Balance, December 31, 2009	100,000	100	-	(14,500)	(14,400)

Accrued expenses paid by Stockholder			12,650	-	12,650

Stock issued for compensation at $0.05 per share on January 5, 2010	3,310,000	3,310	162,190	-	165,500

Sale of common stock at $0.05 per share on February 16, 2010	1,230,000	1,230	60,270	-	61,500

Stock issued for compensation valued at $0.05 per share on June 14, 2010	25,000,000	25,000	1,225,000	-	1,250,000

Net loss				(1,427,235)	(1,427,235)
Balance, June 30, 2010	29,640,000	$29,640	$1,460,110	$(1,441,735)	$48,015

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(Unaudited)

	Six Months ended June 30, 2010	Six Months ended June 30, 2009	Period from September 19, 2003 (Inception) through June 30, 2010
Cash Flows From Operating Activities:
Net loss	$(1,427,235)	$(1,000)	$(1,441,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,415,500	-	1,415,600
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	(725)	1,000	13,675
Net cash used in operating activities	(12,460)	-	(12,460)

Cash Flows From Financing Activities:

Proceeds from sale of common stock	61,500	-	61,500
Net cash provided by financing activities	61,500	-	61,500

Net increase in cash	49,040	-	49,040

Cash at beginning of period	-	-	-

Cash at end of period	$49,040	$-	$49,040

Supplemental disclosures of cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
June 30, 2010 and 2009
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

1.                    Organization and Operations

ACE Consulting Management, Inc. (“the Company”), a development stage company, was incorporated on September 19, 2003 under the laws of the State of Delaware.  Initial operations have included organization and incorporation, target market identification, new product development, marketing plans, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.  The Company has generated minimal revenues since inception.  The Company plans to engage in consulting to corporations to improve growth strategies, performance enhancement and maximization of shareholder value.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 and December 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended June 30, 2010 and 2009 and for the period from September 19, 2003 (inception) through June 30, 2010.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2010, 2009 or for the period from September 19, 2003 (inception) through June 30, 2010.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.  Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.
2.  Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.      Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.
2.  Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.      An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.
2.      An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.
3.      The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.      Be commensurate with either of the following:
a.      The vendor's performance to achieve the milestone
b.      The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
2.      Relate solely to past performance
3.      Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.  A description of the overall arrangement
2.  A description of each milestone and related contingent consideration
3.  A determination of whether each milestone is considered substantive
4.  The factors that the entity considered in determining whether the milestone or milestones are substantive
5.  The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.  Revenue
2.  Income before income taxes
3.  Net income
4.  Earnings per share
5.  The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.                    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2010, the Company has a deficit accumulated during the development stage of $1,441,735 and had a net loss of $1,427,235 and cash used in operations of $12,460 for the interim period ended June 30, 2010, respectively.

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

4.                    STOCKHOLDERS’ EQUITY

Common stock includes 50,000,000 shares authorized at par value of $0.001, of which 100,000 shares have been issued to its Chief Executive Officer at par value of $0.001 per share or $100 for compensation at inception on September 19, 2003.

On January 5, 2010, the Company authorized the issuance of 3,310,000 shares of its common stock for compensation at $0.05 per share for a total of $165,500.

On February 16, 2010, the Company sold 1,230,000 shares of its common stock at $0.05 per share to 69 individuals for a total of $61,500.

On June 14, 2010, the Company authorized the issuance of 25,000,000 shares of its common stock for compensation at $0.05 per share for a total of $1,250,000.

5.                    RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010, a stockholder of the Company paid professional fees on behalf of the Company aggregating $12,650. Such payment has been shown as a contribution to capital and included in additional paid-in capital.

The Company is provided the office space by an officer of the Company without               cost. The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

6.                    SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Plan of Operation

ACE Consulting Management, Inc. (“the Company”), a development stage company, was incorporated on September 19, 2003 under the laws of the State of Delaware.  Initial operations have included organization and incorporation, target market identification, new product development, marketing plans, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.  The Company has generated minimal revenues since inception.  The Company plans to engage in consulting to corporations to improve growth strategies, performance enhancement and maximization of shareholder value.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operation

For the six months ended June 30, 2010, we had $6,000 in revenue.  Expenses for the period ended June 30, 2010 totaled $1,433,235 resulting in a net loss of $1,427,235.  Expenses for the period ended June 30, 2009 totaled $500.00.  Expenses for the period ended June 30, 2010 consisted of $15,946 in professional fees, $1,415,500 for stock compensation and $1,789 for general and administrative expenses.

Liquidity and Capital Resources

At June 30, 2010 the Company had $49,040 in cash and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses planned business strategy

As reflected in the accompanying condensed financial statements, the Company is in the development stage with minimal operations, has net cash used in operations from inception of $(12,460) and has a net loss since inception of $(1,441,735).  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

1

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE CONSULTING MANAGEMENT, INC.

Date: August 19, 2010	By:	/s/ Alex Jen
Chief Executive Officer
Chief Financial Officer

3