Form 10-K/A
period 2009-12-31
ACE Consulting Management, Inc.
filed 2010-10-14
CIK 1265848

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.1 to
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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACE CONSULTING   MANAGEMENT , INC.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ACE Consulting Management, Inc.
San Gabriel, California

We have audited the accompanying balance sheets of ACE Consulting Management, Inc. (a development stage company) (the “Company”), as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from September 19, 2003 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from September 19, 2003 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a deficit accumulated during the development stage and had a net loss and cash used in operations for the year ended December 31, 2009, respectively with no revenue earned since inception, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
September 16, 2010

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

ASSETS
	December 31, 2009	December 31, 2008

Current Assets:
Cash	$-	$-
Total current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$14,400	$11,150

Total Current Liabilities	14,400	11,150

Stockholders' Deficit:
Common stock: $0.001 par value; 50,000,000 shares authorized; 29,640,000 and 100,000 shares issued and outstanding, respectively	100	100
Deficit accumulated during the development stage	(14,500)	(11,250)
Total Stockholders’ Deficit	(14,400)	(11,150)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
Statements of Operations

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from September 19, 2003 (Inception) through December 31, 2009

Revenues earned during the development stage	$-	$-	$-

Operating expenses:

Professional fees	3,250	3,250	14,400
Officer Compensation	-	-	100

Total operating expenses	3,250	3,250	14,500

Loss before income taxes	(3,250)	(3,250)	(14,500)

Income tax provision	-	-	-

Net loss	$(3,250)	$(3,250)	$(14,500)

Net loss per common share – basic and diluted	$(0.03)	$(0.03)	$(0.15)
Weighted average number of common shares outstanding – basic and diluted	100,000	100,000	100,000

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders’ Deficit
For the Period from September 19, 2003 (Inception) through December 31, 2009

	Common Shares	Amount	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit

September 19, 2003 (Inception)	100,000	$100	$-	$100

Net loss			(1,050)	(1,050)
Balance, December 31, 2003	100,000	100	(1,050)	(950)

Net loss			(1,250)	(1,250)
Balance, December 31, 2004	100,000	100	(2,300)	(2,200)

Net loss			(1,650)	(1,650)
Balance, December 31, 2005	100,000	100	(3,950)	(3,850)

Net loss			(1,800)	(1,800)
Balance, December 31, 2006	100,000	100	(5,750)	(5,650)

Net loss			(2,250)	(2,250)
Balance, December 31, 2007	100,000	100	(8,000)	(7,900)

Net loss			(3,250)	(3,250)
Balance, December 31, 2008	100,000	100	(11,250)	(11,150)

Net loss			(3,250)	(3,250)
Balance, December 31, 2009	100,000	$100	$(14,500)	$(14,400)

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows

	For the Year ended December 31, 2009	For the Year ended December 31, 2008	For the Period from September 19, 2003 (Inception) through December 31, 2009
Cash Flows From Operating Activities:
Net loss	$(3,250)	$(3,250)	$(14,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	-	100
Changes in operating assets and liabilities:
Increase in accrued expenses	3,250	3,250	14,400
Net cash used in operating activities	-	-	-

Net change in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental disclosures of cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
December 31, 2009 and 2008
NOTES TO THE FINANCIAL STATEMENTS

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

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2009; 2008 or for the period from September 19, 2003 (inception) through December 31, 2009.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2009; 2008 or for the period from September 19, 2003 (inception) through December 31, 2009.

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

3.        GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2009, the Company has a deficit accumulated during the development stage of $14,500 and had a net loss of $3,250 for the year ended December 31, 2009, respectively with no revenue earned since inception.

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

5.         INCOME TAXES

Deferred tax assets

At December 31, 2009, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $14,500 that may be offset against future taxable income through 2029.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $4,930 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $4,930.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $1,105 and $1,105 for the years ended December 31, 2009 and 2008, respectively.

Components of deferred tax assets at December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$4,930	$3,825
Less valuation allowance	(4,930)	(3,825)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)
Effective income tax rate	0.0%	0.0%

6.         RELATED PARTY TRANSACTIONS

The Company is provided the office space by an officer of the Company without cost. The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

7.        SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were reportable subsequent events to be disclosed.

In January, 2010, the shareholder of the Company paid accrued expenses of $12,650 on behalf of the Company, and contributed to capital.

On January 5, 2010, the Company authorized the issuance of 3,310,000 shares of its common stock for compensation at $0.05 per share for a total of $165,500.

F-9

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting as of December 31, 2009. Based on this assessment, Management concluded that the Company’s internal controls were not effective.

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

Changes in Internal Controls over financial reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have one Director and Officer as follows:

Name	Age	Positions and Offices Held

Alex Jen	67	President/CEO/CFO/Director
Gary A. Tickel	64	Director

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

ACE Consulting Management, Inc.

By:	/s/Alex Jen
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Dated	October 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Alex Jen	President, Chief Executive Officer, Chief Financial Officer,	October 14, 2010
Alex Jen	Chairman of the Board of Directors