Form 10-Q/A
period 2010-06-30
ACE Consulting Management, Inc.
filed 2010-10-14
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No.1
To
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

Plan of Operation

We have commenced limited operations and will require additional capital to recruit personnel to operate business and to implement our business plan.

We seek to become a bridge between China and US, with our business back ground and extensive knowledge we can assist China company to acquire U.S. technology in equipments to facilitate and implement their existing business in China. Currently we have consulting revenues from Hero International USA Holding Corp and Vivid Spa Corp. Hero International USA Corp is in the dietary food business, they have plan to import raw materials from China to produce quality products in in U.S. based factory and marketing its products in the US. Vivid Spa Corp is a company specializing in health care specifically skin care and massage therapy. We are assisting them to open a Spa in Shanghai & Beijing to introduce U.S. made products including essential oils and aroma formula therapy in China. Our current business is generated through referrals. We plan to have initiate marketing efforts through a variety of venues for our future business including trade association, chamber of commerce and alumni associations.

Results of Operation

For the six months ended June 30, 2010, we had $6,000 in consulting revenue.  Expenses for the period ended June 30, 2010 totaled $1,433,235 resulting in a net loss of $1,427,235.  Expenses for the period ended June 30, 2009 totaled $500.00.  Expenses for the period ended June 30, 2010 consisted of $15,946 in professional fees, $1,415,500 for stock compensation to individuals who assisted us since inception and $1,789 for general and administrative expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

1

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not  effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The company has limited resources and as a result, a material weakness in financial reporting currently exists.  Those weaknesses include: Lack of Effective Corporate Governance Policies and Procedures. We do not have effective policies regarding the independence of or directors and do not have independent directors. The lack of independent directors means that there is no effective review, authorization, or oversight of management or management’s actions by persons that were not involved in approving or executing those actions. We have no conflicts of interest policies and there is no provision for the review and approval of transactions between the Company and interested members of management.

Lack of Effective Policies Regarding the General Accounting System. We do not have any documented processes for the input, accumulation, or testing of financial data that would provide assurance that all transactions are accurately and timely recorded or that the financial reports will be prepared on a periodic basis.

Management has determined that the Company does not have the financial resources or personnel to address any of the material weaknesses identified or to conduct a more robust evaluation of its controls. As resources become available, management will develop and implement remedial actions to address the material weaknesses it has identified.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB Auditing Standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company's limited resources.

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

ACE CONSULTING MANAGEMENT, INC.

Date: October 14 , 2010	By:	/s/ Alex Jen
Chief Executive Officer
Chief Financial Officer

3