Form 10-Q/A
period 2010-06-30
ACE Consulting Management, Inc.
filed 2010-10-25
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No. 2
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

Results of Operation

For the six months ended June 30, 2010, we had $6,000 in consulting revenue.  Expenses for the period ended June 30, 2010 totaled $1,433,235 resulting in a net loss of $1,427,235.  Expenses for the period ended June 30, 2009 totaled $500.00.  Expenses for the period ended June 30, 2010 consisted of $15,946 in professional fees, $1,415,500 for stock compensation to individuals who assisted us since during the six months ended June 30, 2010  and $1,789 for general and administrative expenses.

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

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

None

Item 5. Other Information

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

ACE CONSULTING MANAGEMENT, INC.

Date: October 25 , 2010	By:	/s/ Alex Jen
Chief Executive Officer
Chief Financial Officer

3