Form 10-Q
period 2010-09-30
ACE Consulting Management, Inc.
filed 2010-11-09
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November __,  2010:  29,640,000 shares of Common Stock.

ACE CONSULTING MANAGEMENT, INC.

FORM 10-Q
September 30, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1 - F-12
Item 2.	Management’s Discussion and Analysis of Financial Condition	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	1
Item 4T.	Control and Procedures	2

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	3
Item 1A	Risk Factors	3
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3
Item 3.	Defaults Upon Senior Securities	3
Item 4.	Removed and Reserved	3
Item 5.	Other Information	3
Item 6.	Exhibits	3

SIGNATURE

Item 1. Financial Information

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

September 30, 2010 and 2009

Index to Financial Statements

FINANCIAL STATEMENTS	Page #

Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	F-2

Statements of Operations for the Nine and Three Months Ended September 30, 2010 and 2009 and for the Period from September 19, 2003 (Inception) through September 30, 2010 (Unaudited)	F-3/F-4

Statement of Stockholders’ Equity (Deficit) for the Period from September 19, 2003 (Inception) through September 30, 2010 (Unaudited)	F-5

Statements of Cash flows for the Nine Months Ended September 30, 2010 and 2009 and for the Period from September 19, 2003 (Inception) through September 30, 2010 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

ASSETS
	September 30, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash	$33,052	$-
Total current assets	33,052	-
TOTAL ASSETS	$33,052	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued expenses	$1,025	$14,400

Total Current Liabilities	1,025	14,400

Stockholders' Equity (Deficit):
Common stock: $0.001 par value; 50,000,000 shares authorized; 29,640,000 and 100,000 shares issued and outstanding, respectively	29,640	100
Additional paid-in capital	1,460,110	-
Deficit accumulated during the development stage	(1,457,723)	(14,500)
Total Stockholders’ Equity (Deficit)	32,027	(14,400)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$33,052	$-

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	For the Period From September 19, 2003 (Inception) through September 30, 2010

Revenues	$8,000	$-	$8,000

Operating expenses:

Professional fees	33,283	1,500	47,683
Stock compensation	1,415,500	-	1,415,600
General and administrative	2,440	-	2,440

Total operating expenses	1,451,223	1,500	1,465,723

Loss before income taxes	(1,443,223)	(1,500)	(1,457,723)

Income tax provision	-	-	-

Net loss	$(1,443,223)	$(1,500)	$(1,457,723)

Net loss per common share – basic and diluted	$(0.10)	$(0.02)	$(0.88)
Weighted average number of common shares outstanding – basic and diluted	14,262,234	100,000	1,661,506

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009

Revenues	$2,000	$-

Operating expenses:

Professional fees	16,722	500
General and administrative	1,266	-

Total operating expenses	17,988	500

Loss before income taxes	(15,988)	(500)

Income tax provision	-	-

Net Loss	$(15,988)	$(500)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	29,640,000	100,000

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.
 (A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders’ Equity (Deficit)
For the Period from September 19, 2003 (Inception) through September 30, 2010

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

September 23, 2009 (Inception)	100,000	$100	$-	$-	$100

Net loss				(1,050)	(1,050)
Balance, December 31, 2003	100,000	100	-	(1,050)	(950)

Net loss				(1,250)	(1,250)
Balance, December 31, 2004	100,000	100	-	(2,300)	(2,200)

Net loss				(1,650)	(1,650)
Balance, December 31, 2005	100,000	100	-	(3,950)	(3,850)

Net loss				(1,800)	(1,800)
Balance, December 31, 2006	100,000	100	-	(5,750)	(5,650)

Net loss				(2,250)	(2,250)
Balance, December 31, 2007	100,000	100	-	(8,000)	(7,900)

Net loss				(3,250)	(3,250)
Balance, December 31, 2008	100,000	100	-	(11,250)	(11,150)

Net loss				(3,250)	(3,250)
Balance, December 31, 2009	100,000	100	-	(14,500)	(14,400)

Accrued expenses paid by Stockholder			12,650	-	12,650

Stock issued for compensation at $0.05 per share on January 5, 2010	3,310,000	3,310	162,190	-	165,500

Sale of common stock at $0.05 per share on February 16, 2010	1,230,000	1,230	60,270	-	61,500

Sale of common stock at $0.05 per share on June 14, 2010	25,000,000	25,000	1,225,000	-	1,250,000

Net loss				(1,443,223)	(1,443,223)
Balance, September 30, 2010	29,640,000	$29,640	$1,460,110	$(1,457,723)	$32,027

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(Unaudited)

	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009	Period from September 19, 2003 (Inception) through September 30, 2010
Cash Flows From Operating Activities:
Net loss	$(1,443,223)	$(1,500)	$(1,457,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,415,500	-	1,415,600
Changes in operating assets and liabilities:
Accrued expenses	(13,375)	1,500	1,025
Net cash used in operating activities	(41,098)	-	(41,098)

Cash Flows From Financing Activities:
Payment of accrued expenses by stockholder	12,650	-	12,650
Proceeds from sale of common stock	61,500	-	61,500
Net cash provided by financing activities	74,150	-	74,150

Net increase in cash	33,052	-	33,052

Cash at beginning of period	-	-	-

Cash at end of period	$33,052	$-	$33,052

Supplemental disclosures of cash flow information
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
September 30, 2010 and 2009
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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 and December 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended September 30, 2010, 2009 or for the period from September 19, 2003 (inception) through September 30, 2010.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2010 and 2009 or for the period from September 19, 2003 (inception) through September 30, 2010.

Commitments and contingencies

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

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

3.                GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2010, the Company has a deficit accumulated during the development stage of $1,457,723 and had a net loss of $1,443,223 and net cash used in operating activities of $41,098 for the interim period then ended, respectively.

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

6.                 SUBSEQUENT EVENTS

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there were no reportable subsequent events to be disclosed.

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

Results of Operation

For the nine months ended September 30, 2010, we had $8,000 in consulting revenue.  Expenses for the period ended September 30, 2010 totaled $1,451,223 resulting in a net loss of $1,443,223.  Expenses for the period ended September 30, 2009 totaled $1,500.  Expenses for the period ended September 30, 2010 consisted of $33,283 in professional fees, $1,415,500 for stock compensation to individuals who assisted us during the nine months ended September 30, 2010 and $2,440 for general and administrative expenses.

Liquidity and Capital Resources

At September 30, 2010 the Company had $33,052 in cash and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses planned business strategy

As reflected in the accompanying condensed financial statements, the Company is in the development stage with minimal operations, has net cash used in operations from inception of $41,098 and has a net loss since inception of $1,457,723.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ACE CONSULTING MANAGEMENT, INC.

Date: November 8, 2010	By:	/s/ Alex Jen
Chief Executive Officer
Chief Financial Officer

4