Form 10-K
period 2010-12-31
ACE Consulting Management, Inc.
filed 2011-03-04
CIK 1265848

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Revenues for year ended December 31, 2010: $8,000

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2010, was: N/A
Number of shares of the registrant’s common stock outstanding as of March 4, 2011 was: 29,640,000

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

We are a Pacific Rim and U.S. corporate performance consulting firm specializing in corporate competitive growth strategies, performance implementation, profit growth and maximizing shareholder value. ACMI consultants will approach issues from client’s prospective. We will recommend solutions to provide a comprehensive and integrated business management and expansion strategy and financial advisory on an on-going basis as the business grows and expands. As well as to institute an investor relations program to convey vital corporate messages and good will to the public. By understanding and identifying a company’s unique needs and responding with solutions that are creative, integrated, and practical to achieve the client's ultimate goal.

ACMI’s 2nd business model is in the consumer products and food processing consulting field. We can offer services in Financial Accountancy, Project Management, Production, Design and Engineering within the International food processing industry. Our services have been planned for the design construction and commissioning of processing facilities in China through our cooperating partners.

Our proposed Services Include: Turn-key Projects Feasibility – Market Studies, Business Plans, Cost Estimation in constructing plants, Engineering & Design Project Management, Training & Education Systems, Project Presentations, Financial Justifications, Product Development, Brand Development, Consumer and Food Project Management.

Our mission is to bridge U.S. and Chinese businesses by taking advantage of U.S. technology in various fields to grow our consulting business. Our motto is to deliver reliable service and to provide value to our clients.

Corporate consulting

Mr. Gary Tickel, a director, has over thirty years of experience in corporate finance and corporate risk management experience.

We plan to concentrate on the Joint Venture and Merchant Banking services in China. We believe that in the next ten years, China offers the most lucrative opportunities for our shareholders. Our niche is providing the listing advisory service to the fast growing companies in these countries.  We will only look for the companies that have demonstrated either a steady income stream or are in the business of high demand by consumers that offer high growths in market share. We plan to pursue clients with a high ROI (return on investment) and ROE (return on equity). Due to a combined experience of more than 10 years of hands-on experience in China from Alex Jen, President, and Mr. Gary Tickel a Director. There are few smaller financial service companies can match our expertise in China. We believe large international financial service companies are generally not interested in the small-to-medium size companies. We believe we have an advantage which we can create value by bringing opportunity and people together.

Food consulting

Our purpose is to increase profitability for our food industry clients, from the design and implementation of new projects to improvements in established food processing companies.

We intend to achieve this for our clients due to our range of experience and expertise in the food industry, our total independence from equipment suppliers and our strong principle of cost reduction, ergonomic factory design, yield improvements, investing in people and enjoying our work. Consultants are specialists in Accountancy, Project Management, Production, Design and Engineering within the International food processing industry. Our cooperating team has been responsible for the design construction and commissioning of processing facilities in China. We can provide all the services required from conception to profit. Including feasibility studies, business plans, grant application, planning permission, design, engineering, commissioning and training. Our team includes, Westwood Construction of Los Angeles has been planner and constructor for Panda Express, a US based fast food franchise for many years and they have agreed to cooperate with Ace in execute projects with basis of profit sharing. Shanghai Gaogo Construction Design Co Ltd is a contractor for Domino Pizza and Pizza Hut and has agreed to be our partner for our operations in Shanghai, China. Beijing Poly Design Co Ltd., is our working partner in Beijing region have agreed execute project in the basis of profit sharing.

With have recently entered into service agreements with BeijingPoly Design Ltd and Shanghai Gaogo Design and Construction Ltd. These agreements potentially provide the initial platform to operate our food consultant business in China. In addition, we are currently negotiating with two potential joint venture partners which will enhance our ability to implement the execution of our business goal in China.

Additionally, Shanghai  Tongao Investment Consulting  Co., Ltd  located at Block B,20th Fl, No.238 East Nandan Rd, Shanghai, 200030 has signed a consulting agreement and agreed to pay us  a retainer fee to provide services to their clients in regard consulting on Chinese companies doing business in US. Shanghai Tongao has an established client base which they believe can take advantage of our services. We believe the future services for Shanghai Tongao Investment Consulting Ltd may potentially provide revenue in the coming 12 months.

Our initial business plan consists of a wide range of consulting services in the food processing consulting area based on Dr. Alex Jen’s   food consulting experience gained while with FMC and Proctor Gamble in China. Dr. Jen’s experience has enabled us to enter into the service agreements described above with two Chinese companies who specialize in the design and construction food processing facilities. In near term we plan execute our early stage plan through the use of the service agreements.

We conduct our consulting business through two avenues:
1) In the United States we will provide services directly to potential clients.

2) In China we will provide services pursuant to the agreements entered into with Poly Design Ltd and Shanghai Gaogo Design and Construction Ltd. Shanghai Tongao Investment Consulting Co Ltd. These 3 entities will be a referral source for potential clients and will receive a portion of our fees as remuneration for the referral.

The agreements mentioned above will initially allow us to potentially gain clients while minimizing our expenses. Additionally because we will not need a business licenses or any government approval with this current method of executing our business plan. Our plan is to complete a number of projects in China which will enable us to gain additional referral sources for potential revenue. We are currently in negotiations with two potential clients based in China, however, no definitive terms have been agreed to at this time.

We have achieved our plan to start our consulting business and achieved our initial goal: 1. To build US consulting business with local companies 2. Establish business partnerships with Chinese companies to start our Chinese consulting business within 12 months. 3. We intend to broadly introduce our business to existing partners with which we have signed agreements to increase our consulting revenues in China 4. Within the next 12 months of operation we intend to establish a Chinese subsidiary which will enable us to operate our consulting business independently. If we are able to accomplish these goal we anticipate hiring additional employees in China to directly market our business.

A Planned Typical Project Flow:

With new projects for entrepreneurs wishing to invest in food processing but without specific product ideas or deep industry knowledge, our services typically include researching the market segment, assessing the availability of local raw materials from which we can decide on the economic viability of a range of products. Once the product range has been decided, we would then typically go through the stages of (1) Business Planning; (2) Initial Design & Calculations; (3) Working with our client to obtain financing; (4) Final Factory & Process Design; (5) Equipment specification and procurement; (6) Project Management (On and Off Site); (7) Training and; (8) Commissioning

The above steps constitute the major components required to complete a successful project, although it is rather simplified. We have experience of working with investors that require external expertise to bring the investment to fruition.

Starting a new project

We are a totally independent food consultancy, we are not attached to any equipment suppliers, our methodology for a typical turn-key project is to: Investigate the potential market for the finished product, food service, retail, fast food or any other market segment. Find out who the potential customers are, what volume of sales is credible, what quality is required and many other parameters associated with the market in the food sector the client is interested in.

We also realize that the local culture has to be taken into account for a successful project, we have often heard of equipment suppliers providing a super automated process line where the culture and the technology is not able to reap the benefits of such a process. Next comes the critical stage of matching the production process to the raw material and potential market. Being independent and having experience, we can draw on equipment suppliers worldwide and design the process for the most profitable for the particular conditions.

We believe in general that normally no single food equipment supplier can construct the most suitable equipment for specific raw material or market conditions. We will therefore use our experience and worldwide contacts to specify the most appropriate equipment for the project.

During the initial phase of the project we would normally prepare a plan to show the profitability of the project, showing subsidy availability, capital costs, equipment specifications and all the content of a substantial business and marketing plan. We also provide project management, train operators, educate managers from other industries, and commission the project.

MARKETING STRATEGY

We intend to market our corporate consulting service to small to mid size companies in China who are interested in doing business in the United States or companies in the United States who are interested in expanding their operation in China. We intend to use seminars or government sponsored business forums to introduce our business service. We will hire experienced marketing staffs to recruit clients.

We plan to make initial contact with local contractors, architects and designers who are willing to cooperate with new projects in the food preparation and food processing sectors. We will also contract with trade association members and University food labs acquaintances and associates which Dr. Jen previously worked with in China.

COMPETITION

Providing consulting service is competitive and generally has a low barrier to entry. We believe there are many competitor s doing same type of business in China. We think the experience and contacts of our officers in China will provide us with a competitive advantage in responding to client requirements.

Employees

We have no full time our President and Directors spend approximately 30 hours per week on Company matters we plan to employ more qualified employees in the near future.

ITEM 1A.    RISK FACTORS

Not Required for Smaller Reporting Companies

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not Required for Smaller Reporting Companies

ITEM 2.       DESCRIPTION OF PROPERTY

Our principal executive office is located at 923 E. Valley Blvd, Suite 103B, San Gabriel, CA 91776 and our telephone number is (626) 307-2273.  Office space is provided by Alex Jen at no cost.

ITEM 3.       LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.       (REMOVED & RESERVED)

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

 Holders of Our Common Stock

As of March 4, 2011, we had 75 holders of our common stock.

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

We have recently entered into service agreements with Beijing Poly Design Ltd and Shanghai Gaogo Design and Construction Ltd. These agreements potentially provide the initial platform to operate our food consultant business in China.

Additionally, Shanghai Tongao Investment Consulting Co., Ltd located at Block B, 20th Fl, No.238 East Nandan Rd, Shanghai, 200030 has signed a consulting agreement and agreed to pay us a retainer fee to provide services to their clients in regard consulting on Chinese companies doing business in US. Shanghai Tongao has an established client base which they believe can take advantage of our services. We believe the future services for Shanghai Tongao Investment Consulting Ltd may potentially provide revenue in the coming 12 months.

In the next 12 months if the company is unable satisfy its cash requirements our major shareholders have indicated they are willing to loan additional funds to the company to cover any shortfalls, although there is no written agreement or guarantee.

Results of Operation

The Company did not have any operating income from inception (September 19, 2003) through December 31, 2010 and from inception to December 31, 2010, the Company recognized a net loss of $1,464,846.  Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2010 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.

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

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ACE Consulting Management, Inc.
(A development stage company)
San Gabriel, California

We have audited the accompanying balance sheets of ACE Consulting Management, Inc. (a development stage company) (the “Company”), as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from September 19, 2003 (inception) through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from September 19, 2003 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a deficit accumulated during the development stage at December 31, 2010 and had a net loss and net cash used in operating activities for the year ended, respectively with minimal revenue earned since inception, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
March 4, 2011

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

ASSETS
	December 31, 2010	December 31, 2009

Current Assets:
Cash	$26,179	$-
Total current assets	26,179	-
TOTAL ASSETS	$26,179	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued expenses	$1,275	$14,400

Total Current Liabilities	1,275	14,400

Stockholders' Equity (Deficit):
Common stock: $0.001 par value; 50,000,000 shares authorized; 29,640,000 and 100,000 shares issued and outstanding, respectively	29,640	100
Additional paid-in capital	1,460,110	-
Deficit accumulated during the development stage	(1,464,846)	(14,500)
Total Stockholders’ Equity (Deficit)	24,904	(14,400)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$26,179	$-

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
Statements of Operations

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Period From September 19, 2003 (Inception) through December 31, 2010

Revenues	$8,000	$-	$8,000

Operating expenses:

Professional fees	40,406	3,250	54,806
Compensation – Officers and directors	260,000	-	260,100
Consulting fees	1,155,500	-	1,155,500
General and administrative	2,440	-	2,440

Total operating expenses	1,458,346	3,250	1,472,846

Loss before income taxes	(1,450,346)	(3,250)	(1,464,846)

Income tax provision	-	-	-

Net loss	$(1,450,346)	$(3,250)	$(1,464,846)

Net loss per common share – basic and diluted	$(0.08)	$(0.03)	$(0.57)
Weighted average number of common shares outstanding – basic and diluted	18,134,904	100,000	2,574,714

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders’ Equity (Deficit)
For the Period from September 19, 2003 (Inception) through December 31, 2010

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

September 23, 2009 (Inception)	100,000	$100	$-	$-	$100

Net loss				(1,050)	(1,050)
Balance, December 31, 2003	100,000	100	-	(1,050)	(950)

Net loss				(1,250)	(1,250)
Balance, December 31, 2004	100,000	100	-	(2,300)	(2,200)

Net loss				(1,650)	(1,650)
Balance, December 31, 2005	100,000	100	-	(3,950)	(3,850)

Net loss				(1,800)	(1,800)
Balance, December 31, 2006	100,000	100	-	(5,750)	(5,650)

Net loss				(2,250)	(2,250)
Balance, December 31, 2007	100,000	100	-	(8,000)	(7,900)

Net loss				(3,250)	(3,250)
Balance, December 31, 2008	100,000	100	-	(11,250)	(11,150)

Net loss				(3,250)	(3,250)
Balance, December 31, 2009	100,000	100	-	(14,500)	(14,400)

Accrued expenses paid by Stockholder booked as paid-in capital			12,650	-	12,650

Common stock issued for compensation at $0.05 per share on January 5, 2010	3,310,000	3,310	162,190	-	165,500

Sale of common stock at $0.05 per share on February 16, 2010	1,230,000	1,230	60,270	-	61,500

Common Stock issued for compensation at $0.05 per share on June 14, 2010	25,000,000	25,000	1,225,000	-	1,250,000

Net loss				(1,450,346)	(1,450,346)
Balance, December 31, 2010	29,640,000	$29,640	$1,460,110	$(1,464,846)	$24,904

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Period from September 19, 2003 (Inception) through December 31, 2010
Cash Flows From Operating Activities:
Net loss	$(1,450,346)	$(3,250)	$(1,464,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,415,500	-	1,415,600
Changes in operating assets and liabilities:
Accrued expenses	(13,125)	3,250	1,275
Net cash used in operating activities	(47,971)	-	(47,971)

Cash Flows From Financing Activities:
Payment of accrued expenses by stockholder	12,650	-	12,650
Proceeds from sale of common stock	61,500	-	61,500
Net cash provided by financing activities	74,150	-	74,150

Net increase in cash	26,179	-	26,179

Cash at beginning of period	-	-	-

Cash at end of period	$26,179	$-	$26,179

Supplemental disclosures of cash flow information
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
December 31, 2010 and 2009
NOTES TO THE FINANCIAL STATEMENTS

1.                Organization and Operations

ACE Consulting Management, Inc. (the “Company”), a development stage company, was incorporated on September 19, 2003 under the laws of the State of Delaware.  Initial operations have included organization and incorporation, target market identification, new product development, marketing plans, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.  The Company has generated minimal revenues since inception.  The Company plans to engage in consulting to corporations to improve growth strategies, performance enhancement and maximization of shareholder value.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 and December 31, 2009; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2010 and 2009 or for the period from September 19, 2003 (inception) through December 31, 2010.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of December 31, 2010 and 2009 or for the period from September 19, 2003 (inception) through December 31, 2010.

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

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.                GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a deficit accumulated during the development stage of $1,464,846 at December 31, 2010, and had a net loss of $1,450,346 and net cash used in operating activities of $47,971 for the year then ended, respectively.

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

4.                STOCKHOLDERS’ EQUITY

Common stock includes 50,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued to its Chief Executive Officer at par value of $0.001 per share or $100 for compensation at inception on September 19, 2003.

On January 5, 2010, the Company authorized the issuance of 3,310,000 shares of its common stock for compensation valued at $0.05 per share for a total of $165,500.

On February 16, 2010, the Company sold 1,230,000 shares of its common stock at $0.05 per share to 69 individuals for a total of $61,500.

On June 14, 2010, the Company authorized the issuance of 25,000,000 shares of its common stock for compensation valued at $0.05 per share for a total of $1,250,000.

5.                RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, a stockholder of the Company paid professional fees on behalf of the Company aggregating $12,650. Such payment has been shown as a contribution to capital and included in additional paid-in capital.

The Company is provided the office space by an officer of the Company without cost. The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

6.                COMMITMENTS

On August 8, 2010, the Company (the “Provider”) entered into a Services Agreement with Shanghai Gaogo Design Construction, Inc. (“the Client”). The agreement calls for the Company to perform certain design and construction services, which include project cost estimation, engineering design, construction and financial management of the project. The initial term of the agreement is for a period of two years, which is renewable for successive one year periods unless a party sends a written notice of non-renewal to the other party no later than 45 days prior to the expiry of the term. For the services, the Client shall pay to the Company a fixed 8% of the contract amount as a consulting fee for the completed service contract.

On August 8, 2010, the Company (the “Provider”) entered into a Services Agreement with Beijing Poly Design Co Ltd. (the “Client”). The agreement calls for the Company to perform certain design and construction services, which include project cost estimation, engineering design, construction and financial management of the project. The initial term of the agreement is for a period of two years, which is renewable for successive one year periods unless a party sends a written notice of non-renewal to the other party no later than 45 days prior to the expiry of the term. For the services, the Client shall pay to the Company a fixed 7.5% of the contract amount as a consulting fee for the completed service contract.

On November 10, 2010, the Company (the “Consultant”) entered into a Business Consultant Agreement with Shanghai Tonggao Investment Consulting Co, Ltd.  (the “China Company”). The agreement calls for Consultant to perform general business advisory services. The term of the agreement is for a period of two years, which can be cancelled by either party on a 30-day written notice to the other party.  The compensation for this agreement shall be paid at the rate of $80/hour for work performed in accordance with this agreement. However, the Consultant shall be paid at least $12,000 per year regardless of the amount of time spent in accordance with this agreement.

7.                INCOME TAXES

    Deferred tax assets

At December 31, 2010, the Company had net operating loss (“NOL”) carry–forwards for Federal income    tax purposes of $1,464,846 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $498,048 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $498,048.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $493,118 and $1,105 for the years ended December 31, 2010 and 2009, respectively.

Components of deferred tax assets at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$498,048	$4,930
Less valuation allowance	(498,048)	(4,930)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage   of income before income taxes is as follows:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

8.                SUBSEQUENT EVENTS

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there were no reportable subsequent events to be disclosed.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)      Dismissal of independent registered public accounting firm

On May 6, 2010, the Board of Directors of Ace Consulting Management, Inc. (the “Company”) dismissed Gately & Associates, LLC, Lake Mary, Florida (“Gately”), as the Company’s independent registered public accounting firm. The reports of Gately on the Company’s financial statements as of and for the years ended December 31, 2009 and December 31, 2008 contained no adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope, or accounting principle.

(b)      New independent registered public accounting firm

On May 6, 2010, the Board of Directors of the Company engaged Li & Company, PC, Skillman, NJ (“Li”), as the Company’s new independent registered public accounting firm.

During the recent fiscal years ending December 31, 2009 and December 31, 2008, and the subsequent interim period prior to the engagement of Li, the Company has not consulted Li regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(v)).

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting as of December 31, 2010. Based on this assessment, Management concluded that the Company’s internal controls were not effective.

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

Changes in Internal Controls over financial reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Directors and Officers are listed below:

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

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2010.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed on February 13, 2009 as an exhibit to the Form 10K.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2010 and 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Alex Jen President, Chief Executive Officer and Chief Financial Officer	2010	$0	0	0	0	0	0	0	$0
	2009	$0	0	0	0	0	0	0	$0

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class(1)

Chi Ming Chen 27-2, Alley 9, Lane 120 Nanking E. Rd. Taipei, Taiwan 105, TW	17,960,000	60.5%

Alex Jen 711 N. 1st Avenue Arcadia, California 91006	5,120,000	17.3%

Gary Tickel 2330 Sewanee Lane Arcadia, CA 91007	200,000	Less than 1%

Shu Chyn Suen 18913 Bentley Place, Rowland Hts, CA 91748	5,000,000	16.9%

All Executive Officers and Directors as a Group (1 Person)	5,320,000	17.9%

(1) Based on 29,640,000 shares of common stock outstanding as of March 4, 2011

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2010, a stockholder of the Company paid professional fees on behalf of the Company aggregating $12,650. Such payment has been shown as a contribution to capital and included in additional paid-in capital.

The Company is provided the office space by an officer of the Company without cost. The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were billed approximately $__  and $1,750 respectively, for professional services rendered for the audit and review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2010 and 2009.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

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

PART IV

 ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title
3.1	Amended Articles of Incorporation*
3.2	By-Laws **
10.1	Services Agreement between Ace Consulting Management, Inc. and Beijing Poly Design Co Ltd***
10.2	Services Agreement between Ace Consulting Management, Inc. and Shanghai Gaogo Design Construction Ltd.***
10.3	Services Agreement between Ace Consulting Management, Inc. and Shanghai Gaogo Design Construction Ltd.***
14	The Code of Ethics was previously filed on February 13, 2009 as an exhibit to the Form 10K.
31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to Form S-1 filed on September 16, 2010
**Incorporated by reference to Form 10SB filed on October 9, 2003
***Incorporated by reference to Form S-1 filed on October 29, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ACE Consulting Management, Inc.

By:	/s/Alex Jen
President, Chief Executive Officer, Principal Executive Officer Chief Financial Officer, Principal Financial Officer Chairman of the Board of Directors

Dated	March 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Alex Jen	President, Chief Executive Officer, Chief Financial Officer,	March 4, 2011
Alex Jen	Chairman of the Board of Directors

/s/Gary Tickel	Director	March 4, 2011
Gary Tickel