Form 10-Q
period 2011-03-31
ACE Consulting Management, Inc.
filed 2011-05-04
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

 (Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

ACE Consulting Management, Inc.
 (Exact name of registrant as specified in its Charter)

DELAWARE	000-50413	98-0407797
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

923 E. Valley Blvd, Suite 103B, San Gabriel, CA
 (Address of principal executive offices)
 _______________

(626) 307-2273
(Registrant’s telephone number, including area code)
_______________

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐ (Do not check if smaller reporting company)     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as (defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

There were 29,640,000 shares of common stock with a par value of $0.001 per share outstanding on April 29, 2010.

ACE CONSULTING MANAGEMENT, INC.

FORM 10-Q
March 31, 2011
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Control and Procedures	11

PART II-- OTHER INFORMATION
		12
Item 1	Legal Proceedings	12
Item 1A	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Removed and Reserved	12
Item 5.	Other Information	12
Item 6.	Exhibits	12
		12
SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ACE CONSULTING MANAGEMENT, INC.
( A Development Stage Company)
Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$19,929	$26,179

Total Current Assets	19,929	26,179

Total Assets	$19,929	$26,179

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$1,775	$1,275

Total Current Liabilities	1,775	1,275

STOCKHOLDERS' EQUITY:

Common stock at $0.001 par value: 50,000,000 shares authorized,
29,640,000 shares issued and outstanding, respectively	29,640	29,640
Additional paid-in capital	1,460,110	1,460,110
Deficit accumulated during the development stage	(1,471,596)	(1,464,846)

Total Stockholders' Equity	18,154	24,904

Total Liabilities and Stockholders' Equity	$19,929	$26,179

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.
( A Development Stage Company)
Statement of Operations

	For the Three Months	For the Three Months	For the Period from September 19, 2003
	Ended	Ended	(inception) through
	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$8,000

OPERATING EXPENSES:
Professional fees	6,631	11,215	61,437
Compensation - Officers and directors	-	-	260,100
Consulting fees	-	165,500	1,155,500
General and administrative expenses	119	1,149	2,559

Total operating expenses	6,750	177,864	1,479,596

LOSS BEFORE TAXES	(6,750)	(177,864)	(1,471,596)

INCOME TAXES	-	-	-

NET LOSS	$(6,750)	$(177,864)	$(1,471,596)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.05)	$(0.43)

Weighted common shares outstanding
- basic and diluted	29,640,000	3,813,658	3,461,548

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.
( A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from September 19, 2003 (Inception) through March 31, 2011
(Unaudited)

				Deficit
	Common Stock, $0.001 Par Value		Additional	Accumulated during the	Total
	Number of		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

September 19, 2003 (inception)	100,000	$100	$-	$-	$100

Net loss				(1,050)	(1,050)

Balance, December 31, 2003	100,000	100	-	(1,050)	(950)

Net loss				(1,250)	(1,250)

Balance, December 31, 2004	100,000	100	-	(2,300)	(2,200)

Net loss				(1,650)	(1,650)

Balance, December 31, 2005	100,000	100	-	(3,950)	(3,850)

Net loss				(1,800)	(1,800)

Balance, December 31, 2006	100,000	100	-	(5,750)	(5,650)

Net loss				(2,250)	(2,250)

Balance, December 31, 2007	100,000	100	-	(8,000)	(7,900)

Net loss				(3,250)	(3,250)

Balance, December 31, 2008	100,000	100	-	(11,250)	(11,150)

Net loss				(3,250)	(3,250)

Balance, December 31, 2009	100,000	100	-	(14,500)	(14,400)

Accrued expenses paid by stockholder			12,650	-	12,650

Common stock issued for compensation at $0.05 per share on January 5, 2010	3,310,000	3,310	162,190		165,500

Sale of common stock at $0.05 per shareon February 16, 2010	1,230,000	1,230	60,270		61,500

Common stock issued for compensation at $0.05 per share on June 14, 2010	25,000,000	25,000	1,225,000		1,250,000

Net loss				(1,450,346)	(1,450,346)

Balance, December 31, 2010	29,640,000	29,640	1,460,110	(1,464,846)	24,904

Net loss				(6,750)	(6,750)

Balance, March 31, 2011	29,640,000	$29,640	$1,460,110	$(1,471,596)	$18,154

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.
( A Development Stage Company)
Statement of Cash Flows

	For the Three Months	For the Three Months	For the Period from September 19, 2003
	Ended	Ended	(inception) through
	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,750)	$(177,864)	$(1,471,596)

Adjustments to reconcile net loss to net cash
used in operating activities
Stock based compensation	-	165,500	1,415,600
Changes in operating assets and liabilities:
Accrued expenses	500	(13,400)	1,775

NET CASH USED IN OPERATING ACTIVITIES	(6,250)	(25,764)	(54,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of accrued expenses by stockholder	-	12,650	12,650
Proceeds from sale of common stock	-	61,500	61,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	74,150	74,150

NET CHANGE IN CASH	(6,250)	48,386	19,929

Cash at beginning of period	26,179	-	-

Cash at end of period	$19,929	$48,386	$19,929

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
March 31, 2011 and 2010
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND OPERATIONS

ACE Consulting Management, Inc. (the “Company”), a development stage company, was incorporated on September 19, 2003 under the laws of the State of Delaware.  Initial operations have included organization and incorporation, target market identification, new product development, marketing plans, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.  The Company has generated minimal revenues since inception.  The Company is engaged in consulting to corporations to improve growth strategies, performance enhancement and maximization of shareholder value.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 4, 2011.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011 and 2010; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended March 31, 2011, 2010 or for the period from September 19, 2003 (inception) through March 31, 2011.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding for the interim period ended March 31, 2011, 2010 or for the period from September 19, 2003 (inception) through March 31, 2011.

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

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a deficit accumulated during the development stage of $1,471,596 at March 31, 2011, and had a net loss of $6,750 and net cash used in operating activities of $6,250 for the three months then ended, respectively.

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

Paid-in capital
During the year ended December 31, 2010, a stockholder of the Company paid professional fees on behalf of the Company aggregating $12,650. Such payment has been shown as a contribution to capital and included in additional paid-in capital.

Free office space

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

We seek to become a bridge between China and the United States, with our business back ground and experience we can assist China companies to acquire U.S. technology to facilitate and implement their existing businesses in China. Currently we have consulting revenues from Hero International USA Holding Corp. and Vivid Spa Corp. Hero International USA Corp. is in the dietary food business.  They intend to import raw materials from China to produce quality products in a U.S. based factory and will market its products in the U.S. Vivid Spa Corp. is a company specializing in health care, specializing in skin care and massage therapy. We are assisting them to open a Spa in Shanghai and Beijing where they will introduce U.S. made products, including essential oils and aroma formula therapy. Our current business is generated through referrals. We plan to initiate marketing efforts through a variety of venues for our future business, including marketing through trade associations, chamber of commerce’s and alumni associations.

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

Results of Operation

For the three months ended March 31, 2011, we had no revenue.  Expenses for the period ended March 31, 2011 totaled $6,750 resulting in a net loss of $6,750. Expenses for the period ended March 31, 2010 consisted of $1,149 in general and administrative expenses, $11,215 in professional fees, $165,500 for consulting fees resulting in a net loss of $177,864.

Liquidity and Capital Resources

At March 31, 2011 the Company had $19,929 in cash and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses for our planned business strategy.

As reflected in the accompanying condensed financial statements, the Company is in the development stage with minimal operations, has net cash used in operations from inception of $(54,221) and has a net loss since inception of $(1,471,596).  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

 Item 4.  Controls and Procedures

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

(b)   Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

(a)         Exhibits

              31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

              32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CONSULTING MANAGEMENT, INC.

Date: May 4, 2011	By:	/s/ Alex Jen
Chief Executive Officer
Chief Financial Officer