Form 10-Q
period 2011-06-30
ACE Consulting Management, Inc.
filed 2011-08-12
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

ACE Consulting Management, Inc.
 (Exact name of registrant as specified in its Charter)

Delaware	000-50413	98-0407797
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

923 E. Valley Blvd, Suite 103B, San Gabriel, CA
 (Address of principal executive offices)
 _______________

(626) 307-2273
(Registrant’s telephone number, including area code)
_______________

N/A
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
Yes ☒ No ☐

There were 29,640,000 shares of common stock with a par value of $0.001 per share outstanding on August 8, 2011.

ACE CONSULTING MANAGEMENT, INC.

FORM 10-Q
June 30, 2011
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

PART II-- OTHER INFORMATION
		13
Item 1	Legal Proceedings	13
Item 1A	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Removed and Reserved	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
		13
SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ACE CONSULTING MANAGEMENT, INC.
( A Development Stage Company)
Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$24,358	$26,179

Total Current Assets	24,358	26,179

Total Assets	$24,358	$26,179

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$1,275	$1,275

Total Current Liabilities	1,275	1,275

STOCKHOLDERS' EQUITY:

Common stock at $0.001 par value: 50,000,000 shares authorized,
29,640,000 shares issued and outstanding	29,640	29,640
Additional paid-in capital	1,460,110	1,460,110
Deficit accumulated during the development stage	(1,466,667)	(1,464,846)

Total Stockholders' Equity	23,083	24,904

Total Liabilities and Stockholders' Equity	$24,358	$26,179

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.
( A Development Stage Company)
Statements of Operations
	For the Six Months	For the Six Months	For the Period from September 19, 2003
	Ended	Ended	(inception) through
	June 30, 2011	June 30, 2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$7,500	$6,000	$15,500

OPERATING EXPENSES:
Professional fees	9,182	16,561	63,988
Compensation - Officers and directors	-	250,000	250,100
Consulting fees	-	1,165,500	1,165,500
General and administrative expenses	139	1,174	2,579

Total operating expenses	9,321	1,433,235	1,482,167

LOSS BEFORE TAXES	(1,821)	(1,427,235)	(1,466,667)

INCOME TAXES	-	-	-

NET LOSS	$(1,821)	$(1,427,235)	$(1,466,667)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.22)	$(0.34)

Weighted average common shares outstanding
- basic and diluted	29,640,000	6,439,213	4,298,712

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.
( A Development Stage Company)
Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)

REVENUE	$7,500	$6,000

OPERATING EXPENSES:
Professional fees	2,551	5,346
Compensation - Officers and directors	-	250,000
Consulting fees	-	1,000,000
General and administrative expenses	20	25

Total operating expenses	2,571	1,255,371

INCOME(LOSS) BEFORE TAXES	4,929	(1,249,371)

INCOME TAXES	-	-

NET LOSS	$4,929	$(1,249,371)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$0.00	$(0.14)

Weighted average common shares outstanding
- basic and diluted	29,640,000	9,035,000

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.
( A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from September 19, 2003 (Inception) through June 30, 2011
(Unaudited)

				Deficit
	Common Stock, $0.001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

September 19, 2003 (inception)	100,000	$100	$-	$-	$100

Net loss				(1,050)	(1,050)

Balance, December 31, 2003	100,000	100	-	(1,050)	(950)

Net loss				(1,250)	(1,250)

Balance, December 31, 2004	100,000	100	-	(2,300)	(2,200)

Net loss				(1,650)	(1,650)

Balance, December 31, 2005	100,000	100	-	(3,950)	(3,850)

Net loss				(1,800)	(1,800)

Balance, December 31, 2006	100,000	100	-	(5,750)	(5,650)

Net loss				(2,250)	(2,250)

Balance, December 31, 2007	100,000	100	-	(8,000)	(7,900)

Net loss				(3,250)	(3,250)

Balance, December 31, 2008	100,000	100	-	(11,250)	(11,150)

Net loss				(3,250)	(3,250)

Balance, December 31, 2009	100,000	100	-	(14,500)	(14,400)

Accrued expenses paid by stockholder			12,650	-	12,650

Common stock issued for compensation at
$0.05 per share on January 5, 2010	3,310,000	3,310	162,190		165,500

Sale of common stock at $0.05 per share
on February 16, 2010	1,230,000	1,230	60,270		61,500

Common stock issued for compensation at
$0.05 per share on June 14, 2010	25,000,000	25,000	1,225,000		1,250,000

Net loss				(1,450,346)	(1,450,346)

Balance, December 31, 2010	29,640,000	29,640	1,460,110	(1,464,846)	24,904

Net loss				(1,821)	(1,821)

Balance, June 30, 2011	29,640,000	$29,640	$1,460,110	$(1,466,667)	$23,083

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.
( A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Six Months	For the Six Months	September 19, 2003
	Ended	Ended	(inception) through
	June 30, 2011	June 30, 2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,821)	$(1,427,235)	$(1,466,667)

Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	-	1,415,500	1,415,600
Changes in operating assets and liabilities:
Accrued expenses	-	(13,375)	1,275

NET CASH USED IN OPERATING ACTIVITIES	(1,821)	(25,110)	(49,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of accrued expenses by stockholder	-	12,650	12,650
Proceeds from sale of common stock	-	61,500	61,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	74,150	74,150

NET CHANGE IN CASH	(1,821)	49,040	24,358

Cash at beginning of period	26,179	-	-

Cash at end of period	$24,358	$49,040	$24,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
June 30, 2011 and 2010
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

Basis of Presentation – Interim Financial Information

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

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fair value of financial instruments; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

 Fair Value of Financial Instruments on a recurring basis

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b.  Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c.  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e.  management of the Company; f.  other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

There were no potentially dilutive shares outstanding for the interim period ended June 30, 2011 and 2010.

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

3.                     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a deficit accumulated during the development stage of $1,466,667 at June 30, 2011, and had a net loss of $1,821 and net cash used in operating activities of $1,821 for the interim period then ended, respectively.

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

We have entered into service agreements with Beijing Poly Design Ltd and Shanghai Gaogo Design and Construction Ltd. These agreements potentially provide the initial platform to operate our food consultant business in China.

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

Results of Operation

For the six months ended June 30, 2011 and June 30, 2010, we had revenue of $7,500 and $6,000, respectively.  Expenses for the period ended June 30, 2011 totaled $9,321 resulting in a net loss of $1,821. Expenses for the period ended June 30, 2010 consisted of $1,174 in general and administrative expenses, $16,561 in professional fees, $250,000 for compensation fees and $1,165,500 in consulting fees resulting in a net loss of $1,433,235.

Liquidity and Capital Resources

At June 30, 2011 the Company had $24,358 in cash and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses for our planned business strategy.

As reflected in the accompanying condensed financial statements, the Company is in the development stage with minimal operations, has net cash used in operations from inception of $(49,792) and has a net loss since inception of $(1,466,667).  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

 Item 4.  Controls and Procedures

a)   Evaluation of Disclosure Controls and Procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

None

Item 5. Other Information

None

Item 6. Exhibits

(a)         Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101 Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).

In accordance of SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CONSULTING MANAGEMENT, INC.

Date: August __, 2011	By:	/s/ Alex Jen
Chief Executive Officer
Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer).