Form 10-Q
period 2011-09-30
ACE Consulting Management, Inc.
filed 2011-11-18
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 000-50413

ACE Consulting Management, Inc.
 (Exact name of registrant as specified in its Charter)

Delaware	98-0407797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

923 E. Valley Blvd, Suite 103B, San Gabriel, CA	91776
(Address of principal executive offices)	(Zip Code)

 _______________

(626) 307-2273
(Registrant’s telephone number, including area code)
_______________

Not Applicable.
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
 Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as (defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

There were 29,640,000 shares of common stock, with a par value of $0.001 per share, issued and outstanding on November 11, 2011.

ACE CONSULTING MANAGEMENT, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2011

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ACE CONSULTING MANAGEMENT, INC.
( A Development Stage Company)
Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$19,157	$26,179

Total Current Assets	19,157	26,179

Total Assets	$19,157	$26,179

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$275	$1,275

Total Current Liabilities	275	1,275

STOCKHOLDERS' EQUITY:

Common stock at $0.001 par value: 50,000,000 shares authorized,
29,640,000 shares issued and outstanding, respectively	29,640	29,640
Additional paid-in capital	1,460,110	1,460,110
Deficit accumulated during the development stage	(1,470,868)	(1,464,846)

Total Stockholders' Equity	18,882	24,904

Total Liabilities and Stockholders' Equity	$19,157	$26,179

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.
( A Development Stage Company)
Statements of Operations

	For the Nine Moths	For the Nine Months	For the Period from
	Ended	Ended	(inception) through
	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$7,500	$8,000	$15,500

OPERATING EXPENSES:
Compensation - Officers and directors	-	250,000	250,100
Consulting fees	-	1,165,500	1,165,500
Professional fees	13,092	33,283	67,898
General and administrative expenses	430	2,440	2,870

Total operating expenses	13,522	1,451,223	1,486,368

LOSS BEFORE TAXES	(6,022)	(1,443,223)	(1,470,868)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(6,022)	$(1,443,223)	$(1,470,868)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$0	$(0)

Weighted average common shares outstanding
- basic and diluted	29,640,000	14,257,621

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.
( A Development Stage Company)
Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

REVENUE	$-	$2,000

OPERATING EXPENSES:
Professional fees	3,910	16,722
General and administrative expenses	291	1,266

Total operating expenses	4,201	17,988

LOSS BEFORE TAXES	(4,201)	(15,988)

INCOME TAX PROVISION	-	-

NET LOSS	$(4,201)	$(15,988)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	29,640,000	29,640,000
See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.
( A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from September 19, 2003 (Inception) through September 30, 2011
(Unaudited)

				Deficit
	Common Stock, $0.001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

September 19, 2003 (inception)	100,000	$100	$-	$-	$100

Net loss				(1,050)	(1,050)

Balance, December 31, 2003	100,000	100	-	(1,050)	(950)

Net loss				(1,250)	(1,250)

Balance, December 31, 2004	100,000	100	-	(2,300)	(2,200)

Net loss				(1,650)	(1,650)

Balance, December 31, 2005	100,000	100	-	(3,950)	(3,850)

Net loss				(1,800)	(1,800)

Balance, December 31, 2006	100,000	100	-	(5,750)	(5,650)

Net loss				(2,250)	(2,250)

Balance, December 31, 2007	100,000	100	-	(8,000)	(7,900)

Net loss				(3,250)	(3,250)

Balance, December 31, 2008	100,000	100	-	(11,250)	(11,150)

Net loss				(3,250)	(3,250)

Balance, December 31, 2009	100,000	100	-	(14,500)	(14,400)

Accrued expenses paid by stockholder			12,650	-	12,650

Common stock issued for compensation at
$0.05 per share on January 5, 2010	3,310,000	3,310	162,190		165,500

Sale of common stock at $0.05 per share
on February 16, 2010	1,230,000	1,230	60,270		61,500

Common stock issued for compensation at
$0.05 per share on June 14, 2010	25,000,000	25,000	1,225,000		1,250,000

Net loss				(1,450,346)	(1,450,346)

Balance, December 31, 2010	29,640,000	29,640	1,460,110	(1,464,846)	24,904

Net loss				(6,022)	(6,022)

Balance, September 30, 2011	29,640,000	$29,640	$1,460,110	$(1,470,868)	$18,882

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.
( A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Nine Months	For the Nine Months	September 19, 2003
	Ended	Ended	(inception) through
	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,022)	$(1,443,223)	$(1,470,868)

Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	-	1,415,500	1,415,600
Changes in operating assets and liabilities:
Accrued expenses	(1,000)	(13,375)	275

NET CASH USED IN OPERATING ACTIVITIES	(7,022)	(41,098)	(54,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of accrued expenses by stockholder	-	12,650	12,650
Proceeds from sale of common stock	-	61,500	61,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	74,150	74,150

NET CHANGE IN CASH	(7,022)	33,052	19,157

Cash at beginning of period	26,179	-	-

Cash at end of period	$19,157	$33,052	$19,157

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

ACE CONSULTING MANAGEMENT, INC.

(A DEVELOPMENT STAGE COMPANY)
September 30, 2011 and 2010
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND OPERATIONS

ACE Consulting Management, Inc. (the “Company”), a development stage company, was incorporated on September 19, 2003 under the laws of the State of Delaware.  Initial operations have included organization and incorporation, target market identification, new product development, marketing plans, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.  The Company has generated minimal revenues since inception.  The Company will engage in consulting to corporations to improve growth strategies, performance enhancement and maximization of shareholder value.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - interim financial information

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

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

Use of estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, related income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheet, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially dilutive shares outstanding for the interim period ended September 30, 2011 or 2010.

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

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

●
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

●	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

●	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a deficit accumulated during the development stage at September 30, 2011, and had a net loss and net cash used in operating activities for the interim period then ended, respectively.

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

Shares authorized

Common stock includes 50,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued to its Chief Executive Officer at par value of $0.001 per share or $100 for compensation at inception on September 19, 2003.

Common shares

on September 19, 2003, 100,000 have been issued to its Chief Executive Officer at par value of $0.001 per share or $100 for compensation at inception.

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

5. RELATED PARTY TRANSACTIONS

Advances from chief executive officer and stockholder

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

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

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

We terminated the service agreements with Beijing Poly Design Ltd. and Shanghai Gaogo Design and Construction Ltd. on August 30, 2011due to the change of business environment in China which has caused difficulties to us in conducting businesses contemplated under these service agreements in reasonable profit margin.

Additionally, Shanghai Tongao Investment Consulting Co., Ltd, which is located at Block B, 20th Fl, No.238 East Nandan Rd, Shanghai, 200030, has signed a consulting agreement and agreed to pay us a retainer fee to provide services to their clients in regard consulting on Chinese companies doing business in US. Shanghai Tongao has an established client base which they believe can take advantage of our services. Our cooperation with Shanghai Tongao Investment Consulting, Co., Ltd. has not generated any revenue to date.  We believe the future services for Shanghai Tongao Investment Consulting Ltd may potentially provide revenue in the coming 12 months.

In the next 12 months if the company is unable satisfy its cash requirements our major shareholders have indicated they are willing to loan additional funds to the company to cover any shortfalls, although there is no written agreement or guarantee.

Results of Operation

For the nine months ended September 30, 2011 and September 30, 2010, we had revenue of $7,500 and $8,000, respectively.  Expenses for the period ended September 30, 2011 totaled $13,522 resulting in a net loss of $6,022. Expenses for the period ended September 30, 2011 consisted of $430 in general and administrative expenses, $13,092 in professional fees. In comparison, expenses for the same period ended September 30, 2010 totaled $ 1,451, 223 resulting in a net loss of 1,443,223. Expenses for the period ended September 30, 2010 consisted of $2,440 in general and administrative expenses, $33,283 in professional fees, and $1,165,500 in consulting fees, and   $250,000 in compensation to officer and directors. The decrease in the expenses for the same period ended September 30, 2011 and 2010 is primarily due to the reduction of professional fees.

Liquidity and Capital Resources

At September 30, 2011 the Company had $19,157 in cash and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses for our planned business strategy.

As reflected in the accompanying condensed financial statements, the Company,  in the development stage with minimal operations, has net cash used in operations from inception of $54,933 and has a net loss since inception of $1,470,868.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

 Item 4.  Controls and Procedures

Disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this quarter report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission (the “SEC”)’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

(a)         Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL)

* Filed herewith.
+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CONSULTING MANAGEMENT, INC.

Date: November 18, 2011	By:	/s/ Alex Jen
Chief Executive Officer and
Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer).