Form 10-K
period 2011-12-31
ACE Consulting Management, Inc.
filed 2012-03-30
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-50413

ACE Consulting Management, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	98-0407797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

923 E. Valley Blvd, Suite 103B, San Gabriel, CA	91776
(Address of principal executive offices)	(Zip Code)

(626) 307-2273
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held non-affiliates: none.

As of March 28, 2012 the number of shares of common stock of the registrant outstanding is 32,574,360, par value $0.001 per share.

Documents Incorporated by Reference

None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1.      BUSINESS.

Overview

We were incorporated in the State of Delaware in September 2003 as 355, Inc. as a blank check company. In January 2010 we changed our name to Ace Consulting Management, Inc. (“ACMI” or the “Company) to reflect our new business operations and commence operations as a developmental stage company. Our business is in a very early stage of development. To date, we have not generated meaningful revenues and our limited assets consist solely of cash and prepaid expenses. We have one part-time employee. Historically we have not complied with our current reporting requirements under the Securities Exchange Act of 1934 and our auditor has expressed substantial doubt about our ability to continue as a going concern.

In January 2010 we commenced providing small to medium sized business-consulting services. Currently have a limited number of clients but we intend to pursue additional business relationships with small to medium sized businesses in China, the Pacific Rim and United States.

Our initial business plan consisted of a wide range of consulting services that planned to include investor relations, merchant banking, listing advisory service and joint venture consulting services. We will no longer be providing any of these services to our clients in connection with their securities or assisting our clients in obtaining a market for their securities.

Our current business strategy and our business strategy for the future are to provide small to medium sized business-consulting services.  We plan to undertake these services by initially examining a client’s corporate structure looking towards a way to streamline its operations, organization, or reporting structures. Once a structure is ascertained we will then design, develop and implement systems, procedures and controls to improve our client’s efficiencies and profitability. We will retain business strategy consultants as needed in order to assist our clients in the evolving market places and technologies. We refer to this as the strategy-led approach.

As part of our consulting services, we will help our clients identify business objectives and create and prioritize a portfolio of initiatives to increase the profitability and efficiency of their businesses. We design these initiatives to offer a variety of ways to maximize profitability in the new economic environment that has resulted from the widespread acceptance of technology.

After creating an initial strategy, we architect and build scalable objectives that can be adapted over time to meet our clients’ evolving needs. We assist our clients in implementing these strategies by linking the strategies with varied controls and systems and deploying the applications. We refer to the strategies that we develop and implement as well as our consulting services as “solutions” because our clients use these services to solve business problems or achieve business goals.

Our objective is to become a leader of small to medium sized business-consulting services. Our business strategy for accomplishing this objective includes attracting and retaining outstanding professionals on an as-needed basis, develop long-term client relationships, enhancing and extending our service offerings and building our corporate image. Our mission is to bridge U.S. and Chinese businesses in various fields to grow our consulting business. Our motto is to deliver reliable service and to provide value to our clients.

We plan to develop a niche for Cross-Cultural Corporate consulting for companies located in China and the US. We believe large international consulting companies are generally interested in larger client firms, potentially leaving an underserved niche for ACMI among the small-to-medium size companies. ACMI believes its hands-on approach provides a competitive advantage and that during the next ten years China offers lucrative opportunities for our shareholders by forming a network between China and US. ACMI looks to assist Chinese companies in utilizing U.S. knowhow and technology in order to enhance their local competitiveness in China.  Likewise, ACMI seeks to enhance the global competitiveness of Chinese and American firms seeking to establish a presence overseas.

We may deliver our services through the services of Alex Jen and Gary Tickel, our sole officer and Directors or through the use of outside consultants with varied backgrounds in business strategy, operational, financial, and organizational management experience.

In the past, we had used Dr. Alex Jen, President, and Mr. Gary Tickel, Director as our consultants on a part time basis to assist us with servicing our clients. In October 2011, we engaged Grandview Consultants, Inc. as our consultant to assistant us in preparation of documents required by our reporting obligations with the SEC and FINRA and in our financial reporting. Future consultants will be paid on an hourly basis or project basis and have the right to work for other companies. Our integrated, multi-disciplinary approach will allow us to deliver high quality initiatives without the time delays and increased costs associated with handing off a project from one team to another.

Business Strategy

Ace Consulting Management, Inc. intends to continue building a world-class international cross-cultural consulting firm for Chinese-American Businesses by nurturing relationships between each Continent.

Our current business strategy and our business strategy for the future are to provide cross-cultural business consulting services. We plan to undertake these services by initially examining a client’s corporate structure looking towards a way to streamline its operations, organization, or reporting structures. Once a structure is ascertained we will then design, develop and implement systems, procedures and controls to improve our client’s efficiencies and profitability. We will then look for opportunities for our clients to expand overseas.  We will retain business strategy consultants as needed in order to assist our client needs in the evolving market place. We refer to this as the strategy-led approach.

As part of our consulting services, we will help our clients identify business objectives and create and prioritize a portfolio of initiatives to increase the profitability and efficiency of their businesses.  After creating an initial strategy, we architect and build scalable objectives that can be adapted over time to meet our clients’ evolving needs. We assist our clients in implementing these strategies by linking the strategies with varied controls and systems and deploying the applications. We refer to the strategies that we develop and implement as well as our consulting services as “solutions” because our clients use these services to solve business problems or achieve business goals.

Our objective is to become a leader in small to medium sized cross-cultural business-consulting services. Our business strategy for accomplishing this objective includes attracting and retaining outstanding professionals on an as needed basis, developing long-term client relationships, enhancing and extending our service offerings while building our corporate image.

We may deliver our services through the services of Alex Jen and Gary Tickel, our sole officer and Directors or through the use of outside consultants with varied backgrounds in business strategy, operational, financial, and organizational management experience. Because these consultants have different skills and work closely together throughout a client engagement, we refer to them as being “integrated” and “multi-disciplinary.”

We believe Dr. Alex Jen has relevant experience to further develop the niche for cross cultural consulting. Dr. Alex Jen has cross-cultural and business backgrounds spanning two continents. He has worked for conglomerates with multiple divisions, including FMC and Proctor Gamble.  Dr. Jen is of Chinese descent, is fluent in Mandarin and English and provides a broad project management, engineering and certification background from both continents. (See also “DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS”.)   Dr. Alex Jen will lead Chinese pursuits along with Mr. Gary Tickel; who has over twenty-eight years of experience related to investments, sources and uses of funds, and the management of business risks; will lead American pursuits.  (See also “DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS”).

Our strategy-led approach includes:

o	analyzing the client's industry, business model and goals;
o	developing a portfolio of solutions in the context of an overall business strategy; and
o	developing and launching various objectives in a sequence that is designed to maximize profitability and shareholder value over the long term.

Our commitment to entrepreneurial innovation allows us to provide our clients with professional services from consultants who have extensive small to medium size business experience. Our delivery model is based upon a proprietary methodology that we call Profit design. This methodology is designed to ensure that we:

*	involve all of our competencies in each phase of our engagements;
*	take advantage of the standards, benchmarks and approaches we have developed; and
*	follow detailed control procedures that are designed to ensure that we are delivering high quality solutions.

Specific Consulting Services

Our clients often experience similar problems regardless of the industry in which they operate within since we focus on providing our services for small to medium sized growth enterprises. We address our clients’ problems by categorizing them in three broad areas consisting of operational, organizational, and financial reporting problems. Some examples of specific types of problems include:

Potential Client Organizational Issues

o	Goals and objectives for the company and its departments are not identified nor communicated effectively to appropriate levels of management
o	Job descriptions are not utilized to detail work requirements, responsibilities, levels of authority, autonomy to make decisions, or standards of performance
o	Roles and responsibilities are not clearly defined for managers or employees
o	Managerial chains-of-command overlap in many departments, causing confusion and a loss of accountability
o	Client companies current organizational structure is not defined or documented
o	The company’s management team does not effectively transfer information between departments or shifts

Potential Solutions We May Offer To Client Organizational Issues

o	Develop a complete personnel program to include formal policies and procedures, documentation and reviews and salary administration
o	Implement management method and accountabilities for executive group, department heads, and supervisors
o	Update or create an employee handbook
o	Establish formal job descriptions, performance reviews, and pay for performance system to foster sales and profit growth
o	Develop/publish organizational structure outlining management structure and each functional area of the business and chain of command
o	Design and implement an incentive program basing compensation on savings earned to reward good employees/key people

Potential Client Operational Issues

o	Company forecasting effectiveness is questionable
o	Limited sales forecasting ability
o	Operating budgets are not utilized effectively
o	Inconsistent occurrence of management or production meetings, regardless of the attendance demonstrates a lack of value placed on the function
o	No profitability planned by product mix
o	All management levels below project manager do not have any real understanding of profit or loss on a job until after the fact

Potential Solutions We May Offer To Client Operational Issues

o	Implement manning chart for facilities and manpower needs current and future
o	Establish standards of performance for each position and department
o	Improve asset utilization, i.e., cash, accounts receivable , inventory and equipment
o	Develop and Implement system to effectively utilize operating budgets department by department
o	Develop a marketing plan and sales budget for coming year by identifying target markets, promotion & pricing strategies and planned profitability
o	Create standards for effective utilization of all strategic resources: human/culture, facility, equipment, inventory, capital, and management systems

Potential Client Financial Reporting Issues

o	Management as a whole does not realize the value of information in regards to making management decisions. They generally do not use the reporting information available
o	No daily or weekly " management reports"
o	Operating statements are delayed week or months after the close of the month. Financial information approximately 60 days old is limited in its effectiveness as a management tool
o	Although a business plan to guide the company may exist corporately, it typically lacks any real methodology to accomplish any stated goals.
o	Breakdown of overhead costs not truly identified
o	Lack of aggressive cash management program minimizing its collection and payables periods
o	Access to financial or operational information is slow

Potential Solutions We May Offer To Client Financial Reporting Issues

o
Implement financial management systems to include accounting systems, departmentalized profit and loss reporting, budget and operating plans, reporting methods, weekly/daily management reports, monthly financials, overhead and profit allocation, budget differences, and Profit analysis

o
Establish Process of to track sales increase on value added basis • Integrate Profit planning into long term and short term business goals • Implement sound credit and collection policies and procedures to control days outstanding • Develop cash management

o	Establish financial information for management reporting rather than accounting reporting
o	Determine proper margins by product category and mix

When we have identified client projects that are beyond our employees expertise, or as required or requested by our clients we may retain outside consultants with specific industry or technical skills that our employees do not possess. As an example we may retain an outside computer consultant to determine specifications for Management Information Systems to meet the management and control requirements of our clients business. Additionally, we might retain an outside consultant specifically with manufacturing experience if we were working with a client to create a manufacturing procedures training manual or we might retain a consultant who is a financial specialist to develop overhead application rates for positions and departments for client projects

Marketing Strategy

The business development of ACMI has been limited to referrals to date. We rely to a significant extent on the initial efforts of Dr. Alex Jen, President, and Mr. Gary Tickel, Director, to market our services. As we generate additional working capital we will shift our dependence to new officers and principals, employees and outside consultants retained by us to market our services. We will encourage our consultants to generate new business from both existing and new clients, and reward our consultants with increased compensation and promotions for obtaining new business. In pursuing new business we will focus on emphasizing our reputation and experience and with respect to our search for potential business consulting opportunities includes referrals from consultants, advisors, venture capitalists, members of the financial community and others who may present management with unsolicited proposals.

 Consulting Industry and Competition

The business consulting industry in the United States and China is intensely competitive, highly fragmented and subject to rapid change. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the business consulting industries. We believe that the principal competitive factors in our market to be reputation, analytical ability, industry experience, service and price. We compete primarily with other business and management consulting firms, specialized or industry specific consulting firms, the consulting practices of large accounting firms and the internal professional resources of existing and potential clients. Furthermore, many of our competitors have international reputations as well as significantly greater personnel, financial, managerial, technical and marketing resources than we do. In addition, many of our competitors also have a significantly greater geographic presence than we do. We may be unable to compete successfully with our existing competitors or with any new competitors.

Intellectual Property

We do not own or license any intellectual property rights.

Government Regulation

Although government regulation does not impact our management consulting business directly with the exception of payroll taxes on the state and federal levels, we anticipate that our clients who engage in segments of business which involve an exposure to the Internet may have an impact. We are observing that laws and regulations directly applicable to Internet communications, commerce and marketing are becoming more prevalent. If any of these laws hinders the growth in use of the Internet generally or decreases for the acceptance of the Internet as a medium for communication, commerce and marketing, our prospects business may suffer materially. The United States Congress has enacted Internet laws regarding children’s privacy, copyrights and taxation. Other laws and regulations may be adopted covering issues such as user privacy, pricing, content, taxation and quality of products and services. State and foreign governments might attempt to regulate Internet transmissions or levy sales or other taxes relating to Internet activity. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising and marketing services. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

Employees

As of March 2012, we have no full time employees.  Our President and Directors spend approximately 30 hours per week on Company matters. We may employ additional people as we continue to implement our plan of operation.

ITEM 1A.    RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.        PROPERTIES.

Our principal executive office is located at 923 E. Valley Blvd, Suite 103B, San Gabriel, CA 91776 and our telephone number is (626) 307-2273.  Office space is provided by Alex Jen, our President, Chief Executive Officer, Chief Financial Officer, and director, at no cost.

ITEM 3.       LEGAL PROCEEDINGS

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is presently no established public trading market for our shares of common stock. We anticipate applying for quoting of our common stock on the OTC Bulletin Board as soon as practical. However, we can provide no assurance that our shares of common stock will be quoted on the OTC Bulletin Board or, if quoted, that a public trading market will materialize.

Holders

As of March 28, 2012, we had 75 holders of our common stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors has the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that our Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

As of the end of the fiscal year ended December 31, 2011, we do not have any compensation plan under which equity securities of the Company are authorized for issuance. In future, we may establish and adopt equity-based compensation plan(s) if it is in the best interest of the Company and our stockholders to do so.

ITEM 6.       SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion together with our financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

General

We are a business consulting firm that applies our services to a broad range of clients that will enable companies to effectively increase profitability as well as advance the development of their businesses. We provide advice for clients involved in many matters and general corporate strategies.

We derive revenues principally from professional services rendered by our employee. In most instances, we charge clients on a time-and- materials basis and recognize revenues in the period when we provide our services. We charge consultants’ time at hourly rates and on a per project basis. However, in the future, as we retain the services of additional outside employee consultants with differing skills, our hourly rates may vary from consultant to consultant depending on a consultant’s position, experience and expertise, and other factors. Outside experts will not bill clients directly for their services, all of the billing will be done through our office. As a result, we will generate substantially all of our own professional services fees from the work of our own full-time consultants. Factors that affect our professional services fees include the number and scope of client engagements, the number of consultants employed by us, the consultants’ billing rates, and the number of hours worked by the consultants.

Plan of Operation

We have commenced limited operations and will require additional capital to recruit personnel to operate business and to implement our business plan.

Our current business is generated through referrals. We plan to initiate marketing efforts through a variety of venues for our future business including trade associations, chambers of commerce and alumni associations.

In January 2010 we commenced providing small to medium sized business-consulting services. Currently have a limited number of clients but we intend to pursue additional business relationships with small to medium sized businesses in China, the United States and throughout the Pacific Rim.

We seek to become a bridge between China and the US, with our business background and extensive knowledge we can assist China companies to acquire U.S. technology or equipment to facilitate and implement their existing business in China.

On November 10, 2010, the Company entered into a Business Consultant Agreement with Shanghai Tonggao Investment Consulting Co, Ltd.  The agreement calls for the Company to perform general business advisory services. The term of the agreement is for a period of two years, which can be cancelled by either party on a 30-day written notice to the other party.  The compensation for this agreement shall be paid at the rate of $80/hour for work performed in accordance with this agreement. However, the Company shall be paid at least $12,000 per year regardless of the amount of time spent in accordance with this agreement.

On August 30, 2011, we terminated the service agreements with Beijing Poly Design Ltd. and Shanghai Gaogo Design and Construction Ltd. due to the change of business environment in China which has caused difficulties to us in conducting businesses contemplated under these service agreements in reasonable profit margin.  Subsequently, ACMI made a strategic decision to no longer provide services to clients in connection with the food processing industry.

On December 2, 2011 we entered into a Business Consultant Agreement with Vivid Spa Corp.  Vivid Spa Corp is a company specializing in health care, specifically skin care and massage therapy, located in Los Angeles, California.  ACMI is assisting Vivid Spa with its selection and export of U.S. made essential oils and aroma therapy products.  We are also providing consulting assistance regarding opening Spa facilities in Shanghai & Beijing and regarding introducing U.S. made products - including essential oils and aroma formula therapies - in China.  During this engagement, ACMI is providing a site analysis and rent comparison study for select locations in Shanghai and Beijing.  The Company is also providing Vivid Spa Corp. analysis for licensing the business and obtaining permits for local facilities and outdoor signage in China. Consulting services has included container and airfreight shipping options, customs duties, and advice on clearing customs and product inspections upon arrival in China as well as providing market data on pricing, on brand positioning, and on customer acquisition.

In the next 12 months if the Company is unable satisfy its cash requirements our major shareholders have indicated they are willing to loan additional funds to the Company to cover any shortfalls, although there is no written agreement or guarantee.

Results of Operation

For the twelve months ended December 31, 2011 and December 31, 2010, we had revenue of $14,250 and $8,000, respectively.  Expenses for the period ended December 31, 2011 totaled $169,757 resulting in a net loss of $155,507. Expenses for the period ended December 31, 2011 consisted of $2,099 in general and administrative expenses, $17,608 in professional fees, and $150,050 in consulting fees. In comparison, expenses for the same period ended December 31, 2010 totaled $1,458,346 resulting in a net loss of $1,450,346. Expenses for the period ended December 31, 2010 consisted of $2,440 in general and administrative expenses, $40,406 in professional fees, $1,155,500 in consulting fees, and   $260,000 in compensation to officer and directors. The decrease in the expenses for the same period ended December 31, 2011 is primarily due to the reduction of consulting fees.

Liquidity and Capital Resources

At December 31, 2011 the Company had $12,797 in cash and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses for our planned business strategy.

As reflected in the accompanying financial statements, the Company, in the development stage with minimal operations, has net cash used in operations from inception of $64,353 and has a net loss since inception of $1,620,353.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2011, we do not have any off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements begin on page F-1.

ACE Consulting Management, Inc.

(A Development Stage Company)

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ACE Consulting Management, Inc.
(A Development Stage Company)
San Gabriel, California

We have audited the accompanying balance sheets of ACE Consulting Management, Inc., a development stage company, (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from September 19, 2003 (inception) through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, and for the period from September 19, 2003 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at December 31, 2011, and had a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
March 30, 2012

ACE Consulting Management, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash	$12,797	$26,179
Prepaid expenses	6,668	-

Total Current Assets	19,465	26,179

Total Assets	$19,465	$26,179

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	350	1,275
Advances from related party	3,000	-

Total Current Liabilities	3,350	1,275

STOCKHOLDERS' EQUITY:
Common stock at $0.001 par value: 50,000,000 shares authorized,
32,574,360 and 29,640,000 shares issued and outstanding, respectively	32,574	29,640
Additional paid-in capital	1,603,894	1,460,110
Deficit accumulated during the development stage	(1,620,353)	(1,464,846)

Total Stockholders' Equity	16,115	24,904

Total Liabilities and Stockholders' Equity	$19,465	$26,179

See accompanying notes to the financial statements.

ACE Consulting Management, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Year	For the Year	September 19, 2003
	Ended	Ended	(inception) through
	December 31, 2011	December 31, 2010	December 31, 2011

NET REVENUES	$14,250	$8,000	$22,250

OPERATING EXPENSES:
Consulting fees	150,050	1,155,500	1,305,550
Professional fees	17,608	40,406	72,414
Salary and compensation - officer and director	-	260,000	260,100
General and administrative expenses	2,099	2,440	4,539

Total operating expenses	169,757	1,458,346	1,642,603

LOSS BEFORE INCOME TAX PROVISION	(155,507)	(1,450,346)	(1,620,353)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(155,507)	$(1,450,346)	$(1,620,353)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.00)

Weighted common shares outstanding
- basic and diluted	30,210,733	18,134,904

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from September 19, 2003 (Inception) through December 31, 2011

				Deficit
	Common Stock, $0.001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, September 19, 2003 (inception)	100,000	$100	$-	$-	$100

Net loss				(1,050)	(1,050)

Balance, December 31, 2003	100,000	100	-	(1,050)	(950)

Net loss				(1,250)	(1,250)

Balance, December 31, 2004	100,000	100	-	(2,300)	(2,200)

Net loss				(1,650)	(1,650)

Balance, December 31, 2005	100,000	100	-	(3,950)	(3,850)

Net loss				(1,800)	(1,800)

Balance, December 31, 2006	100,000	100	-	(5,750)	(5,650)

Net loss				(2,250)	(2,250)

Balance, December 31, 2007	100,000	100	-	(8,000)	(7,900)

Net loss				(3,250)	(3,250)

Balance, December 31, 2008	100,000	100	-	(11,250)	(11,150)

Net loss				(3,250)	(3,250)

Balance, December 31, 2009	100,000	100	-	(14,500)	(14,400)

Accrued expenses paid by stockholder			12,650	-	12,650

Common stock issued for compensation at
$0.05 per share on January 5, 2010	3,310,000	3,310	162,190		165,500

Sale of common stock at $0.05 per share
on February 16, 2010	1,230,000	1,230	60,270		61,500

Common stock issued for compensation at
$0.05 per share on June 14, 2010	25,000,000	25,000	1,225,000		1,250,000

Net loss				(1,450,346)	(1,450,346)

Balance, December 31, 2010	29,640,000	29,640	1,460,110	(1,464,846)	24,904

Common stock issued for compensation at
$0.05 per share on October 21, 2011	2,934,360	2,934	143,784		146,718

Net loss				(155,507)	(155,507)

Balance, December 31, 2011	32,574,360	$32,574	$1,603,894	$(1,620,353)	$16,115

See accompanying notes to the financial statements.

ACE Consulting Management, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Year	For the Year	September 19, 2003
	Ended	Ended	(inception) through
	December 31, 2011	December 31, 2010	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(155,507)	$(1,450,346)	$(1,620,353)

Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	146,718	1,415,500	1,562,318
Changes in operating assets and liabilities:
Prepaid expenses	(6,668)	-	(6,668)
Accrued expenses	(925)	(13,125)	350

NET CASH USED IN OPERATING ACTIVITIES	(16,382)	(47,971)	(64,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party	3,000	-	3,000
Payment of accrued expenses by stockholder	-	12,650	12,650
Proceeds from sale of common stock	-	61,500	61,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,000	74,150	77,150

NET CHANGE IN CASH	(13,382)	26,179	12,797

Cash at beginning of period	26,179	-	-

Cash at end of period	$12,797	$26,179	$12,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

ACE Consulting Management, Inc.
(A Development Stage Company)
December 31, 2011 and 2010
Notes to the Financial Statements

Note 1 - Organization and Operations

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accrued expenses and advances from related party approximate their fair values because of the short maturity of these instruments.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate employee termination behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

•
Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

•
Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

Pursuant to ASC Paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, nonforfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2011 or 2010.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

There were no potentially outstanding dilutive common shares for the year ended December 31, 2011 or 2010.

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

•
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

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at December 31, 2011, a net loss and net cash used in operating activities for the year then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Related Party Transactions

Advances from Related Party

From time to time, a related party of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

In November 2011, a stockholder of the Company advanced $3,000 to the Company for working capital purposes

.Free Office Space

The Company has been provided office space by an officer of the Company at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 5 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of common stock which the Company is authorized to issue is Fifty Million (50,000,000) shares, par value $0.001 per share.

Common Stock

The Company was incorporated on September 19, 2003 at which time 100,000 shares of common stock were issued to the Company’s Chief Executive Officer valued at par, or $100 in aggregate for compensation.

On January 5, 2010, the Company authorized the issuance of 200,000 shares to the director and 3,110,000 shares to consultants, or in aggregate 3,310,000 shares of its common stock for director compensation and consulting services valued at $0.05 per share, or $10,000 and $155,500, respectively.

On February 16, 2010, the Company sold 1,230,000 shares of its common stock at $0.05 per share to 69 individuals for a total of $61,500.

On June 14, 2010, the Company authorized the issuance of 5,000,000 shares to the officer and 20,000,000 shares to the consultants, or in aggregate 25,000,000 shares of its common stock for officer compensation and consulting services valued at $0.05 per share, or $250,000 and $1,000,000, respectively.

On October 21, 2011, the Company authorized the issuance of 2,934,360 shares of its common stock for consulting services valued at $0.05 per share for a total of $146,718.

Capital Contribution

During the year ended December 31, 2010, a stockholder of the Company paid professional fees on behalf of the Company aggregating $12,650. Such payment has been shown as a contribution to capital and included in additional paid-in capital.

Note 6 – Commitments and Contingencies

Agreements Called for Services to be Provided by the Company

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

On August 8, 2010, the Company (the “Provider”) entered into a Services Agreement with Beijing Poly Design Co., Ltd. (the “Client”). The agreement calls for the Company to perform certain design and construction services, which include project cost estimation, engineering design, construction and financial management of the project. The initial term of the agreement is for a period of two years, which is renewable for successive one year periods unless a party sends a written notice of non-renewal to the other party no later than 45 days prior to the expiry of the term. For the services, the Client shall pay to the Company a fixed 7.5% of the contract amount as a consulting fee for the completed service contract.

On November 10, 2010, the Company (the “Consultant”) entered into a Business Consultant Agreement with Shanghai Tongao Investment Consulting Co., Ltd. (the “China Company”). The agreement calls for Consultant to perform general business advisory services. The term of the agreement is for a period of two years, which can be cancelled by either party on a 30-day written notice to the other party.  The compensation for this agreement shall be paid at the rate of $80/hour for work performed in accordance with this agreement. However, the Consultant shall be paid at least $12,000 per year regardless of the amount of time spent in accordance with this agreement.
On December 2, 2011, the Company entered into a Business Consultant Agreement with Vivid Spa Corp (“Vivid”). The agreement calls for the Company to perform general business advisory services, such as matters relating to the management and organization of Vivid, their financial policies, the terms and conditions of the employment and to set up operation in Shanghai, China and any matters arising out of the business affairs of Vivid. The term of the agreement is for a period of one year, which can be cancelled by either party on a 60-day written notice to the other party.  The compensation for this agreement shall be paid at the rate of $100/hour for work performed in accordance with this agreement. However, the Company shall be paid at least $500 per month regardless of the amount of time spent in accordance with this agreement.

Note 7 – Consulting Services

Grandview Consultants, Inc.

On October 21, 2011, the Company entered into an Engagement Agreement with Grandview Consultants, Inc. (“GCI” or the “Financial Consultant”). The agreement calls for the Financial Consultant to assist in the ongoing review and adjustment of the Company’s business and strategic plan for the growth of the Company’s business. The term of the agreement is for a period of six months. The compensation for this agreement shall be paid in a non-refundable monetary fee of $10,000, payable on the date of the executed agreement, and an equity component of 2,934,360 shares of the Company’s common stock issued as compensation. Any termination of this agreement by the Company prior to the termination date shall not affect the compensation.

The Company recorded the $10,000 payment in cash as prepaid expenses and amortized it over the term of six months or $1,666 per month. For the year ended December 31, 2011, the Company recorded $3,332 in consulting fees.

The Company recorded the entire $146,718 as consulting fees upon issuance of the shares.

Note 8 – Income Tax Provision

Deferred Tax Assets

At December 31, 2011, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $1,620,353 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $550,920 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $52,872 and $493,118 for the years ended December 31, 2011 and 2010, respectively.

Components of deferred tax assets at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	550,920	498,048

Less valuation allowance	(550,920)	(498,048)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer  and  Chief Financial Officer (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, due to the material weaknesses identified below.

Management's Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

☐  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

☐  Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

☐  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer who also serves as our principal accounting officer, concluded that, during the period covered by this report, such internal controls and procedures were ineffective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President, Chief Executive Officer and Chief Financial Officer, in connection with the review of our financial statements as of December 31, 2011.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Our management has begun evaluating remedies to reduce these deficiencies. However, we will not be able to implement any remedial measures, such as appointing independent members on our board of directors, until we have sufficient fund to do so.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Positions and Offices Held

Alex Jen	68	President, Chief Executive Officer, Chief Financial Officer, and Director
Gary A. Tickel	60	Director

Alex Jen, Ph.D., Jen has been the CEO, President and CFO of Ace Consulting Management, Inc. since inception. Dr. Jen served as President of Omni Consultant Ltd starting in December 2002 doing consulting work for Chinese firms exporting merchandise to the United States until his resignation in December 2004.  From 2003 to the present, Dr. Jen has served as Chief Executive Officer of Ace Consulting Management, Inc., providing business consulting services.  He has extensive experiences in the development, manufacturing and marketing of new products in the pharmaceutical, consumer chemicals, foods, and electronic industries. He has held various positions at FMC Corporation from 1971 to 1972 as Development Engineer, Abbott Laboratories from 1972 to 1976 as Project Manager, Proctor and Gamble Company and Clorox from 1976 to 1992 as Project Engineer, and Fortron/Source Corporation from 1992 to 2002 as Vice President of China Operations. Dr. Jen received his Ph.D. in Chemical Engineering from the University of Massachusetts at Amherst in 1968.    Dr. Jen is of Chinese descent and provides a broad project management, engineering and certification background from both continents.

Mr. Gary A. Tickel has been a Director since February of 2010. He is currently serves as Co-founder of LabFunding Corporation, an online crowdfunding startup.  Mr. Gary Tickel has been a General Securities Principal, Chief Compliance Officer, and Financial and Operations Principal of a securities broker-dealer within the last two years.  He was formerly an investment and compliance officer with MCL Financial Group, Inc. a position he has held since January 2010. Prior to this, he was a consultant at RND Resources from December 2006.  Mr. Tickel was an independent consultant from 1997 until December 2006 and held various registered positions with introducing broker-dealers in the performance of his duties.  Mr. Tickel has over 28 years of experience in the financial services industry. He has direct experience in business management, corporate governance, regulatory compliance, and private and public placement due diligence for businesses in the US.  Previously, Mr. Tickel held investment management positions with global firms Lehman Brothers, Merrill Lynch, and Prudential Securities. Gary Tickel has a Bachelor’s degree in Business Administration from William & Mary in Williamsburg, Virginia.

There are no agreements or understandings for the officer or directors to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Term of Office

Our directors hold office until the next annual general meeting of our stockholders and until their successors have been duly elected and qualified or until removed from office in accordance with our bylaws. Our officers are elected by and serve at the discretion of the board of directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

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

Certain Legal Proceedings

To our knowledge, no director, nominee for director, or executive officer of the Company has been a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our director or executive officer.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors.  We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Compliance with Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. Based solely on our review of the reports filed with the SEC, the follow persons failed to timely file reports required by Section 16(a) in fiscal year ended December 31, 2011:

·
Chi Ming Chen, who currently beneficially owns more than 10% of our common stock, failed to file Form 3 to report such beneficial ownership and Form 4 to report change in his beneficial ownership, if applicable.

·
Alex Jen, our President, Chief Executive Officer, Chief Financial Officer, and director, who also beneficially owns more than 10% of our common stock, failed to file Form 4 to report change in his beneficial ownership.

·	Gary Tickel, our director, failed to file Form 3 to report his beneficial ownership of our common stock.
·
Shu Chyn Suen, who currently beneficially owns more than 10% of our common stock, failed to file Form 3 to report such beneficial ownership and Form 4 to report change in his beneficial ownership, if applicable.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Principal Executive Officer and Principal Financial Officer. This Code of Ethics was previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 13, 2009.

ITEM 11.    EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2011 and December 31, 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Alex Jen, President,	2011	$0	0	0	0	0	0	$0	$0
Chief Executive Officer Chief Financial Officer	2010	$0	0	0	0	0	0	$0	$0

Employment Agreements

We do not have any employment agreements in place with our sole officer or directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2011.

Compensation of Directors

Our directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 32,574,360 ordinary shares issued and outstanding as of March 28, 2012.

Name	Number of Shares Beneficially Owned	Percent of Class (1)

Chi Ming Chen 27-2, Alley 9, Lane 120 Nanking E. Rd. Taipei, Taiwan 105, TW	17,960,000	55.1%

Shu Chyn Suen 18913 Bentley Place, Rowland Hts, CA 91748	5,000,000	15.3%

Grandview Consultants, Inc.(2) 300 South Pine lsland Road, Suite 305 Plantation, Florida 33324	2,934,360	9.0%

Alex Jen 711 N. 1st Avenue Arcadia, California 91006	5,120,000	15.7%
President, Chief Executive Officer, Chief Financial Officer, and Director

Gary Tickel 2330 Sewanee Lane Arcadia, CA 91007	200,000	Less than 1%
Director

All Executive Officers and Directors as a group (2 person)	5,320,000	16.3%

(1)Based on 32,574,360 shares of common stock outstanding as of March 28, 2012.
(2) Peter Goldstein is President of Grandview Consultants, Inc. and has voting and dispositive control over securities held by it.

ITEM 13.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth a summary of transactions since the beginning of the fiscal year of 2010, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●
In November 2011, Our President, Chief Executive Officer, Chief Financial Officer, and Director, Alex Jen, advanced $3,000 to the Company for working capital purposes. The advance is unsecured, non-interest bearing and due on demand.

●	Our President, Chief Executive Officer, Chief Financial Officer, and Director, Alex Jen, has been provided office space for the Company’s use at no cost.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees paid for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $6,250 and $6,250 for the fiscal years ended December 31, 2011 and 2010, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2011 and 2010.

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

PART IV

 ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title
3.1	Certificate Of Incorporation (1)
3.2	Certificate Of Amendment Of Certificate Of Incorporation
3.2	By-Laws (1)
14.1	Code of Ethics (3)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
101. INS**	XBRL Instance Document. (4)
101. SCH**	XBRL Taxonomy Extension Schema Document (4)
101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document. (4)
101. LAB**	XBRL Taxonomy Extension Label Linkbase Document. (4)
101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document. (4)
101. DEF**	XBRL Taxonomy Extension Definition Linkbase Document. (4)

(1)	Incorporated by reference to Form 10SB filed on October 9, 2003
(2)	Incorporated by reference to Form S-1 filed on September 16, 2010
(3)	Incorporated by reference to Form 10-KSB filed on March 22, 2005.
(4)	Filed herewith.

*Filed with this report.
+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE Consulting Management, Inc.

By:	/s/Alex Jen
President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Date	March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alex Jen	President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors	March 30, 2012
Alex Jen	(Principal Executive Officer and Principal Financial Officer)

/s/Gary Tickel	Director	March 30, 2012
Gary Tickel