Form 10-Q
period 2012-03-31
ACE Consulting Management, Inc.
filed 2012-05-15
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 32,574,260 shares of common stock, par value of $0.001 per share, were issued and outstanding as of May 14, 2012.

ACE CONSULTING MANAGEMENT, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2012

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ACE Consulting Management, Inc.

(A Development Stage Company)

March 31, 2012 and 2011

Index to the Financial Statements

Contents	Page(s)

Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011	F-2

Statements of Operations for the three months ended March 31, 2012 and 2011, and for the Period from September 19, 2003 (inception) through March 31, 2012 (Unaudited)	F-3

Statement of Stockholders’ Equity (Deficit) for the Period from September 19, 2003 (inception) through March 31, 2012 (Unaudited)	F-4

Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and for the Period from September 19, 2003 (inception) through March 31, 2012 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6

ACE Consulting Management, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$9,499	$12,797
Prepaid expenses	1,670	6,668

Total Current Assets	11,169	19,465

Total Assets	$11,169	$19,465

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	625	350
Advances from related party	3,000	3,000

Total Current Liabilities	3,625	3,350

STOCKHOLDERS' EQUITY:
Common stock at $0.001 par value: 50,000,000 shares authorized,
32,574,360 shares issued and outstanding	32,574	32,574
Additional paid-in capital	1,603,894	1,603,894
Deficit accumulated during the development stage	(1,628,924)	(1,620,353)

Total Stockholders' Equity	7,544	16,115

Total Liabilities and Stockholders' Equity	$11,169	$19,465

See accompanying notes to the financial statements.

ACE Consulting Management, Inc.
(A Development Stage Company)
Statements of Operations
			For the Period from
	For the three months	For the three months	September 19, 2003
	Ended	Ended	(inception) through
	March 31, 2012	March 31, 2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$22,250

OPERATING EXPENSES:
Consulting fees	4,998	-	1,310,548
Professional fees	3,550	6,631	75,964
Salary and compensation - officer and director	-	-	260,100
General and administrative expenses	23	119	4,562

Total operating expenses	8,571	6,750	1,651,174

LOSS BEFORE INCOME TAX PROVISION	(8,571)	(6,750)	(1,628,924)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(8,571)	$(6,750)	$(1,628,924)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	32,574,360	29,640,000

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from September 19, 2003 (Inception) through March 31, 2012
(Unaudited)
				Deficit
	Common Stock, $0.001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, September 19, 2003 (inception)	100,000	$100	$-	$-	$100

Net loss				(1,050)	(1,050)

Balance, December 31, 2003	100,000	100	-	(1,050)	(950)

Net loss				(1,250)	(1,250)

Balance, December 31, 2004	100,000	100	-	(2,300)	(2,200)

Net loss				(1,650)	(1,650)

Balance, December 31, 2005	100,000	100	-	(3,950)	(3,850)

Net loss				(1,800)	(1,800)

Balance, December 31, 2006	100,000	100	-	(5,750)	(5,650)

Net loss				(2,250)	(2,250)

Balance, December 31, 2007	100,000	100	-	(8,000)	(7,900)

Net loss				(3,250)	(3,250)

Balance, December 31, 2008	100,000	100	-	(11,250)	(11,150)

Net loss				(3,250)	(3,250)

Balance, December 31, 2009	100,000	100	-	(14,500)	(14,400)

Accrued expenses paid by stockholder			12,650	-	12,650

Common stock issued for compensation at
$0.05 per share on January 5, 2010	3,310,000	3,310	162,190		165,500

Sale of common stock at $0.05 per share
on February 16, 2010	1,230,000	1,230	60,270		61,500

Common stock issued for compensation at
$0.05 per share on June 14, 2010	25,000,000	25,000	1,225,000		1,250,000

Net loss				(1,450,346)	(1,450,346)

Balance, December 31, 2010	29,640,000	29,640	1,460,110	(1,464,846)	24,904

Common stock issued for compensation at
$0.05 per share on October 21, 2011	2,934,360	2,934	143,784		146,718

Net loss				(155,507)	(155,507)

Balance, December 31, 2011	32,574,360	32,574	1,603,894	(1,620,353)	16,115

Net loss				(8,571)	(8,571)

Balance, March 31, 2012	32,574,360	$32,574	$1,603,894	$(1,628,924)	$7,544

See accompanying notes to the financial statements.

ACE Consulting Management, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the three months	For the three months	September 19, 2003
	Ended	Ended	(inception) through
	March 31, 2012	March 31, 2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,571)	$(6,750)	$(1,628,924)

Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	-	-	1,562,318
Changes in operating assets and liabilities:
Prepaid expenses	4,998	-	(1,670)
Accrued expenses	275	500	625

NET CASH USED IN OPERATING ACTIVITIES	(3,298)	(6,250)	(67,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Amounts received from related party	-	-	3,000
Payment of accrued expenses by stockholder	-	-	12,650
Proceeds from sale of common stock	-	-	61,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	77,150

NET CHANGE IN CASH	(3,298)	(6,250)	9,499)

Cash at beginning of period	12,797	26,179	-

Cash at end of period	$9,499	$19,929	$9,499

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

ACE Consulting Management, Inc.
(A Development Stage Company)
March 31, 2012 and 2011
Notes to the Financial Statements
(Unaudited)

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation - Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2012.

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the share options and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected life of the share options and similar instruments.

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

The fair value of share options or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the share options and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual of the share options and similar instruments.

Pursuant to ASC paragraph 5050-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2012 or 2011.

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

There were no potentially outstanding dilutive common shares for the periods ended March 31, 2012 or 2011.

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

FASB Accounting Standards Update No. 2011-05

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at March 31, 2012, a net loss and net cash used in operating activities for the period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In November 2011, a stockholder of the Company advanced $3,000 to the Company for working capital purposes.

.Free Office Space

The Company has been provided office space by an officer of the Company at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 5 – Commitments and Contingencies

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

Note 6 – Stockholders’ Equity

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

The Company recorded the $10,000 payment in cash as prepaid expenses and amortized it over the term of six months or $1,666 per month. For the year ended December 31, 2011, the Company recorded $3,332 in consulting fees. For three months ended March 31, 2012, the Company recorded $4,998 in consulting fees.

The Company recorded the entire $146,718 as consulting fees upon issuance of the shares.

Note 8 – Subsequent Events

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

From August 2010 through September 2011 we also offered consulting services to companies in the Food Industry, as referenced above. Our purpose was to increase profitability for our food industry clients, from the design and implementation of new projects to improvements in established food processing companies. No revenue was received from these relationships.  Consequently, ACMI discontinued its relationship with food processing industry clients in the third quarter of 2011 and made a strategic decision to no longer provide services to clients in connection with the food processing industry.

In the next 12 months if the Company is unable to satisfy its cash requirements our major shareholders have indicated their willingness to provide additional funds to the Company to cover any shortfalls, however, no written agreement or guarantee exists to this effect.

2

Results of Operation

For the three months ended March 31, 2012 and March 31, 2011, we did not generate any revenue.  Expenses for the period ended March 31, 2012 totaled $8,571 resulting in a net loss of $8,571. Expenses for the period ended March 31, 2012 consisted of $23 in general and administrative expenses, $3,550 in professional fees and $4,998 in consulting fees. In comparison, expenses for the same period ended March 31, 2011 totaled $6,750 resulting in a net loss of $6,750. Expenses for the period ended March 31, 2011 consisted of $119 in general and administrative expenses and $6,631 in professional fees. The increase in the expenses for the same period ended March 31, 2012 and 2011 is primarily due to the addition of consulting fees.

Liquidity and Capital Resources

At March 31, 2012, the Company had $9,449 in cash. We will have to rely upon financing activities and additional capital contributions from shareholders to fund administrative expenses for our planned business strategy.

As reflected in the accompanying condensed financial statements, the Company is in the development stage with minimal operations, has net cash used in operations from inception of $67,651 and has a net loss since inception of $1,628,924.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. If the Company is unable to satisfy its cash requirements our major shareholders have indicated their willingness to provide additional funds to the Company to cover any shortfalls, however, no written agreement or guarantee exists to this effect.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

3

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The Company is not required to provide disclosures required by this Item.

Item 5. Other Information

None.

Item 6. Exhibits

(a)         Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2012 furnished in XBRL)

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

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CONSULTING MANAGEMENT, INC.

Date: May 15, 2012	By:	/s/ Alex Jen
Chief Executive Officer and
Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer).

5