Form 10-Q
period 2012-06-30
ACE Consulting Management, Inc.
filed 2012-08-14
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 32,574,360 shares of common stock, par value of $0.001 per share, were issued and outstanding as of August 13, 2012.

ACE CONSULTING MANAGEMENT, INC.

QUARTERLY REPORT ON FORM 10-Q
June 30, 2012

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ACE Consulting Management, Inc.
(A Development Stage Company)
June 30, 2012 and 2011

Index to the Financial Statements

ACE Consulting Management, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,481	$12,797
Accounts receivable	3,000	-
Prepaid expenses	-	6,668
Total Current Assets	7,481	19,465
Total Assets	$7,481	$19,465

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	275	350
Advances from related party	3,000	3,000
Total Current Liabilities	3,275	3,350

STOCKHOLDERS' EQUITY:
Common stock at $0.001 par value: 50,000,000 shares authorized,
32,574,360 shares issued and outstanding	32,574	32,574
Additional paid-in capital	1,603,894	1,603,894
Deficit accumulated during the development stage	(1,632,262)	(1,620,353)
Total Stockholders' Equity	4,206	16,115
Total Liabilities and Stockholders' Equity	$7,481	$19,465

See accompanying notes to the financial statements.

ACE Consulting Management, Inc.
(A Development Stage Company)
Statements of Operations

	For the six months Ended	For the six months Ended	For the Period from September 19, 2003 (inception) through
	June 30, 2012	June 30, 2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$8,000	$7,500	$30,250

OPERATING EXPENSES:
Consulting fees	6,668	-	1,312,218
Professional fees	12,969	9,182	85,383
Salary and compensation - officer and director	-	-	260,100
General and administrative expenses	272	139	4,811

Total operating expenses	19,909	9,321	1,662,512

LOSS BEFORE INCOME TAX PROVISION	(11,909)	(1,821)	(1,632,262)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(11,909)	$(1,821)	$(1,632,262)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	32,574,360	29,640,000

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
Statements of Operations

	For the three months Ended	For the three months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

NET REVENUES	$8,000	$7,500

OPERATING EXPENSES:
Consulting fees	1,670	-
Professional fees	9,419	2,551
General and administrative expenses	249	20

Total operating expenses	11,338	2,571

LOSS BEFORE INCOME TAX PROVISION

INCOME TAX PROVISION	-	-

NET LOSS	$(3,338)	$4,929

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	32,574,360	29,640,000

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from September 19, 2003 (Inception) through June 30, 2012
(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated during the	Total
	Number of		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, September 19, 2003 (inception)	100,000	$100	$-	$-	$100

Net loss				(1,050)	(1,050)

Balance, December 31, 2003	100,000	100	-	(1,050)	(950)

Net loss				(1,250)	(1,250)

Balance, December 31, 2004	100,000	100	-	(2,300)	(2,200)

Net loss				(1,650)	(1,650)

Balance, December 31, 2005	100,000	100	-	(3,950)	(3,850)

Net loss				(1,800)	(1,800)

Balance, December 31, 2006	100,000	100	-	(5,750)	(5,650)

Net loss				(2,250)	(2,250)

Balance, December 31, 2007	100,000	100	-	(8,000)	(7,900)

Net loss				(3,250)	(3,250)

Balance, December 31, 2008	100,000	100	-	(11,250)	(11,150)

Net loss				(3,250)	(3,250)

Balance, December 31, 2009	100,000	100	-	(14,500)	(14,400)

Accrued expenses paid by stockholder			12,650	-	12,650

Common stock issued for compensation at
$0.05 per share on January 5, 2010	3,310,000	3,310	162,190		165,500

Sale of common stock at $0.05 per share
on February 16, 2010	1,230,000	1,230	60,270		61,500

Common stock issued for compensation at
$0.05 per share on June 14, 2010	25,000,000	25,000	1,225,000		1,250,000

Net loss				(1,450,346)	(1,450,346)

Balance, December 31, 2010	29,640,000	29,640	1,460,110	(1,464,846)	24,904

Common stock issued for compensation at
$0.05 per share on October 21, 2011	2,934,360	2,934	143,784		146,718

Net loss				(155,507)	(155,507)

Balance, December 31, 2011	32,574,360	32,574	1,603,894	(1,620,353)	16,115

Net loss				(11,909)	(11,909)

Balance, June 30, 2012	32,574,360	$32,574	$1,603,894	$(1,632,262)	$4,206

See accompanying notes to the financial statements.

ACE Consulting Management, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the six months Ended June 30, 2012 (Unaudited)	For the six months Ended June 30, 2011 (Unaudited)	For the Period from September 19, 2003 (inception)through June 30, 2012 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,909)	$(1,821)	$(1,632,262)

Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	-	-	1,562,318
Changes in operating assets and liabilities:
Accounts receivable	(3,000)	-	(3,000)
Prepaid expenses	6,668	-	-
Accrued expenses	(75)	-	275

NET CASH USED IN OPERATING ACTIVITIES	(8,316)	(1,821)	(72,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party	-	-	3,000
Payment of accrued expenses by stockholder	-	-	12,650
Proceeds from sale of common stock	-	-	61,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	77,150

NET CHANGE IN CASH	(8,316)	(1,821)	4,481

Cash at beginning of period	12,797	26,179	-

Cash at end of period	$4,481	$24,358	$4,481

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

ACE Consulting Management, Inc.
(A Development Stage Company)
June 30, 2012 and 2011
Notes to the Financial Statements
(Unaudited)

Note 1 - Organization and Operations

ACE Consulting Management, Inc., a development stage company, (the “Company”) was incorporated on September 19, 2003 under the laws of the State of Delaware.  Initial operations have included organization and incorporation, target market identification, new product development, marketing plans, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.  The Company has generated minimal revenues since inception.  The Company is engaged in consulting to corporations to improve growth strategies, performance enhancement and maximization of shareholder value.

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

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, if deemed appropriate, those estimates are adjusted accordingly.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accrued expenses and advances from related party approximate their fair values because of the short maturity of these instruments.

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

●
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

●
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2012 or 2011.

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

There were no potentially outstanding dilutive common shares for the interim period ended June 30, 2012 or 2011.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at June 30, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company recorded the $10,000 payment in cash as prepaid expenses and amortized it over the term of six months or $1,666 per month. For the year ended December 31, 2011, the Company recorded $3,332 in consulting fees. For six months ended June 30, 2012, the Company recorded $6,668 in consulting fees.

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

Results of Operation

For the six months ended June 30, 2012 and June 30, 2011, we generated revenue of $8,000 and $7,500, respectively.  Expenses for the period ended June 30, 2012 totaled $19,909 resulting in a net loss of $11,909. Expenses for the period ended June 30, 2011 consisted of $272 in general and administrative expenses, $12,969 in professional fees and $6,668 in consulting fees. In comparison, expenses for the same period ended June 30, 2011 totaled $9,321 resulting in a net loss of $1,821. Expenses for the period ended June 30, 2011 consisted of $139 in general and administrative expenses and $9,182 in professional fees. The increase in the expenses for the same period ended June 30, 2012 and 2011 is primarily due to the addition of consulting fees.

Liquidity and Capital Resources

At June 30, 2012, the Company had $4,481 in cash. We will have to rely upon financing activities and additional capital contributions from shareholders to fund administrative expenses for our planned business strategy.

As reflected in the accompanying condensed financial statements, the Company is in the development stage with minimal operations, has net cash used in operations from inception of $72,669 and has a net loss since inception of $1,626,262. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)         Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2012 furnished in XBRL)

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

ACE CONSULTING MANAGEMENT, INC.

Date: August 14, 2012	By:	/s/ Alex Jen
Chief Executive Officer and
Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer).