Form 10-Q
period 2012-09-30
ACE Consulting Management, Inc.
filed 2012-11-14
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 32,574,360 shares of common stock, par value of $0.001 per share, were issued and outstanding as of November 13, 2012.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ACE Consulting Management, Inc.

(A Development Stage Company)

September 30, 2012 and 2011

Index to the Financial Statements

Contents	Page(s)

Balance sheets at September 30, 2012 (unaudited) and December 31, 2011	F-2

Statements of operations for the nine months ended September 30, 2012 and 2011, and for the period from September 19, 2003 (inception) through September 30, 2012 (unaudited)	F-3

Statements of operations for the three months ended September 30, 2012 and 2011 (unaudited)	F-4

Statement of stockholders’ equity (deficit) for the period from September 19, 2003 (inception) through September 30, 2012 (unaudited)	F-5

Statements of cash flows for the nine months ended September 30, 2012 and 2011, and for the period from September 19, 2003 (inception) through September 30, 2012 (unaudited)	F-6

Notes to the Financial Statements (unaudited)	F-7

ACE Consulting Management, Inc.
 (A Development Stage Company)
 Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,626	$12,797
Accounts receivable	3,000	-
Prepaid expenses	-	6,668

Total Current Assets	6,626	19,465

Total Assets	$6,626	$19,465

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	275	350
Advances from related party	3,000	3,000

Total Current Liabilities	3,275	3,350

STOCKHOLDERS' EQUITY:
Common stock at $0.001 par value: 50,000,000 shares authorized, 32,574,360 shares issued and outstanding	32,574	32,574
Additional paid-in capital	1,603,894	1,603,894
Deficit accumulated during the development stage	(1,633,117)	(1,620,353)

Total Stockholders' Equity	3,351	16,115

Total Liabilities and Stockholders' Equity	$6,626	$19,465

See accompanying notes to the financial statements.

ACE Consulting Management, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the nine months	For the nine months	September 19, 2003
	Ended	Ended	(inception) through
	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues earned during the development stage	$16,000	$7,500	$38,250

Cost of services			-

Gross profit	16,000	7,500	38,250

Operating expenses:
Consulting fees	6,668	-	1,312,218
Professional fees	20,631	13,092	93,045
Salary and compensation - officer and director	-	-	260,100
General and administrative expenses	1,465	430	6,004

Total operating expenses	28,764	13,522	1,671,367

Loss from operations	(12,764)	(6,022)	(1,633,117)

Other (income) expense
Interest income	-	-	-
Interest expense			-
Other (income) expense	-	-	-

Total other (income) expense	-	-	-

Loss before income tax provision	(12,764)	(6,022)	(1,633,117)

Income tax provision
Federal	-	-	-
State	-	-	-

Income tax provision	-	-	-

Net loss	$(12,764)	$(6,022)	$(1,633,117)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	32,574,360	29,640,000

 See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
Statements of Operations

	For the three months	For the three months
	Ended	Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

Net revenues earned during the development stage	$8,000	$-

Operating expenses:
Professional fees	7,662	3,910
General and administrative expenses	1,193	291

Total operating expenses	8,855	4,201

Loss before income tax provision	(855)	(4,201)

Income tax provision	-	-

Net loss	$(855)	$(4,201)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	32,574,360	29,640,000

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from September 19, 2003 (Inception) through September 30, 2012
(Unaudited)

				Deficit
	Common Stock, $0.001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, September 19, 2003 (inception)	100,000	$100	$-	$-	$100

Net loss				(1,050)	(1,050)

Balance, December 31, 2003	100,000	100	-	(1,050)	(950)

Net loss				(1,250)	(1,250)

Balance, December 31, 2004	100,000	100	-	(2,300)	(2,200)

Net loss				(1,650)	(1,650)

Balance, December 31, 2005	100,000	100	-	(3,950)	(3,850)

Net loss				(1,800)	(1,800)

Balance, December 31, 2006	100,000	100	-	(5,750)	(5,650)

Net loss				(2,250)	(2,250)

Balance, December 31, 2007	100,000	100	-	(8,000)	(7,900)

Net loss				(3,250)	(3,250)

Balance, December 31, 2008	100,000	100	-	(11,250)	(11,150)

Net loss				(3,250)	(3,250)

Balance, December 31, 2009	100,000	100	-	(14,500)	(14,400)

Accrued expenses paid by stockholder			12,650	-	12,650

Common stock issued for compensation at
$0.05 per share on January 5, 2010	3,310,000	3,310	162,190		165,500

Sale of common stock at $0.05 per share
on February 16, 2010	1,230,000	1,230	60,270		61,500

Common stock issued for compensation at
$0.05 per share on June 14, 2010	25,000,000	25,000	1,225,000		1,250,000

Net loss				(1,450,346)	(1,450,346)

Balance, December 31, 2010	29,640,000	29,640	1,460,110	(1,464,846)	24,904

Common stock issued for compensation at
$0.05 per share on October 21, 2011	2,934,360	2,934	143,784		146,718

Net loss				(155,507)	(155,507)

Balance, December 31, 2011	32,574,360	32,574	1,603,894	(1,620,353)	16,115

Net loss				(12,764)	(12,764)

Balance, September 30, 2012	32,574,360	$32,574	$1,603,894	$(1,633,117)	$3,351

 See accompanying notes to the financial statements.

ACE Consulting Management, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the nine months	For the nine months	September 19, 2003
	Ended	Ended	(inception) through
	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,764)	$(6,022)	$(1,633,117)

Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	-	-	1,562,318
Changes in operating assets and liabilities:
Accounts receivable	(3,000)	-	(3,000)
Prepaid expenses	6,668	-	-
Accrued expenses	(75)	(1,000)	275

NET CASH USED IN OPERATING ACTIVITIES	(9,171)	(7,022)	(73,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from related party	-	-	3,000
Payment of accrued expenses by stockholder	-	-	12,650
Proceeds from sale of common stock	-	-	61,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	77,150

NET CHANGE IN CASH	(9,171)	(7,022)	3,626

Cash at beginning of period	12,797	26,179	-

Cash at end of period	$3,626	$19,157	$3,626

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

ACE Consulting Management, Inc.
(A Development Stage Company)
September 30, 2012 and 2011
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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2012 or 2011.

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

There were no potentially outstanding dilutive common shares for the interim period ended September 30, 2012 or 2011.

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at September 30, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Free Office Space

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

Note 7 – Consulting Services

Grandview Consultants, Inc.

On October 21, 2011, the Company entered into an Engagement Agreement with Grandview Consultants, Inc. (“GCI” or the “Financial Consultant”). The agreement calls for the Financial Consultant to assist in the ongoing review and adjustment of the Company’s business and strategic plan for the growth of the Company’s business. The term of the agreement is for a period of six (6) months. The compensation for this agreement shall be paid in (i) a non-refundable monetary fee of $10,000, payable on the date of the executed agreement, and (ii) an equity component of 2,934,360 shares of the Company’s common stock issued as compensation. Any termination of this agreement by the Company prior to the termination date shall not affect the compensation.

The Company recorded the $10,000 payment in cash as prepaid expenses and amortized it over the term of six (6) months or $1,667 per month. For the year ended December 31, 2011, the Company recorded $3,334 in consulting fees. For nine months ended September 30, 2012, the Company recorded $6,666 in consulting fees.

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

Results of Operation

For the nine months ended September 30, 2012 and September 30, 2011, we generated revenue of $16,000 and $7,500, respectively.  Expenses for the period ended September 30, 2012 totaled $28,764 resulting in a net loss of $12,764. Expenses for the period ended September 30, 2012 consisted of $1,465 in general and administrative expenses, $20,631 in professional fees and $6,668 in consulting fees. In comparison, expenses for the same period ended September 30, 2011 totaled $13,522 resulting in a net loss of $6,022. Expenses for the period ended September 30, 2011 consisted of $430 in general and administrative expenses and $13,092 in professional fees. The increase in the expenses for the same period ended June 30, 2012 and 2011 is primarily due to the addition of consulting fees and the increase of the professional fees caused by the Company’s additional filings with Securities Exchange Commission, such as amendments to registration statement on Form S-1.

Liquidity and Capital Resources

At September 30, 2012, the Company had $3,626 in cash. We will have to rely upon financing activities and additional capital contributions from shareholders to fund administrative expenses for our planned business strategy.

As reflected in the accompanying condensed financial statements, the Company is in the development stage with minimal operations, has net cash used in operations from inception of $73,524 and has a net loss since inception of $1,633,117. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

Other Recently Issued, but not yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Off Balance Sheet Items

We do not have any off-balance sheet items.

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

ACE CONSULTING MANAGEMENT, INC.

Date: November 14, 2012	By:	/s/ Alex Jen
Chief Executive Officer and
Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer).