Form 10-K
period 2012-12-31
ACE Consulting Management, Inc.
filed 2013-04-01
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held non-affiliates: none.

As of March 29, 2013, the number of shares of common stock of the registrant outstanding is 32,574,360, par value $0.001 per share.

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

PART I

ITEM 1.      BUSINESS.

Overview

We were incorporated in the State of Delaware in September 2003 as 355, Inc. as a blank check company. In January 2010 we changed our name to Ace Consulting Management, Inc. (“ACMI” or the “Company) to reflect our new business operations and commence operations as a developmental stage company. Our business is in a very early stage of development. To date, we have not generated meaningful revenues and our limited assets consist solely of cash. We have one part-time employee. Historically we have not complied with our current reporting requirements under the Securities Exchange Act of 1934 and our auditor has expressed substantial doubt about our ability to continue as a going concern.

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

In the past, we have used Dr. Alex Jen, President, and Mr. Gary Tickel, Director as our consultants on a part time basis to assist us with servicing our clients. Future consultants will be paid on an hourly basis or project basis and have the right to work for other companies. Our integrated, multi-disciplinary approach will allow us to deliver high quality initiatives without the time delays and increased costs associated with handing off a project from one team to another.

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

We believe Dr. Alex Jen has relevant experience to further develop the niche for cross cultural consulting. Dr. Alex Jen has cross-cultural and business backgrounds spanning two continents. He has worked for conglomerates with multiple divisions, including FMC and Proctor Gamble.  Dr. Jen is of Chinese descent is fluent in Mandarin and English and provides a broad project management, engineering and certification background from both continents. (See also “DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS”.)   Dr. Alex Jen will lead Chinese pursuits along with Mr. Gary Tickel; who has over twenty-eight years of experience related to investments, sources and uses of funds, and the management of business risks; will lead American pursuits.  (See also “DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS”).

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

Employees

As of March 2013, we have no full time employees.  Our President and Directors spend approximately 30 hours per week on Company matters. We may employ additional people as we continue to implement our plan of operation.

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

Holders

As of March 29, 2013, we had approximately 79 holders of our common stock.

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

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion together with our financial statements and the related notes included elsewhere in this annual report on Form 10-K.. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

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

Results of Operation

For the twelve months ended December 31, 2012 and December 31, 2011, we had revenue of $30,000 and $14,250, respectively.  Expenses for the period ended December 31, 2012 totaled $42,229 resulting in a net loss of $12,229. Expenses for the period ended December 31, 2012 consisted of $1,578 in general and administrative expenses, $33,983 in professional fees, and $6,668 in consulting fees. In comparison, expenses for the same period ended December 31, 2011 totaled $ 169,757 resulting in a net loss of 155,507. Expenses for the period ended December 31, 2011 consisted of $2,099 in general and administrative expenses, and $17,608 in professional fees, $150,050 in consulting fees. The decrease in the expenses for the same period ended December 31, 2011 and 2010 is primarily due to the reduction of consulting fees.

Liquidity and Capital Resources

At December 31, 2011 the Company had $4,161 in cash and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses for our planned business strategy.

As reflected in the accompanying financial statements, the Company, in the development stage with minimal operations, has net cash used in operations from inception of $8,636 and has a net loss since inception of $1,632,582.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2012, we do not have any off-balance sheet arrangements.

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President, Chief Executive Officer  and  Chief Financial Officer (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, due to the material weaknesses identified below.

Management's Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President, Chief Executive Officer and Chief Financial Officer, in connection with the review of our financial statements as of December 31, 2012.

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

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Positions and Offices Held

Alex Jen	69	President, Chief Executive Officer, Chief Financial Officer, and Director
Gary A. Tickel	61	Director

Alex Jen, Ph.D., has been the CEO, President and CFO of Ace Consulting Management, Inc. since inception. Dr. Jen served as President of Omni Consultant Ltd starting in December 2002 doing consulting work for Chinese firms exporting merchandise to the United States until his resignation in December 2004.  From 2003 to the present, Dr. Jen has served as Chief Executive Officer of Ace Consulting Management, Inc., providing business consulting services.  He has extensive experiences in the development, manufacturing and marketing of new products in the pharmaceutical, consumer chemicals, foods, and electronic industries. He has held various positions at FMC Corporation from 1971 to 1972 as Development Engineer, Abbott Laboratories from 1972 to 1976 as Project Manager, Proctor and Gamble Company and Clorox from 1976 to 1992 as Project Engineer, and Fortron/Source Corporation from 1992 to 2002 as Vice President of China Operations. Dr. Jen received his Ph.D. in Chemical Engineering from the University of Massachusetts at Amherst in 1968.    Dr. Jen is of Chinese descent and provides a broad project management, engineering and certification background from both continents.

Gary A. Tickel, has been a Director since February of 2010. He is currently serves as Co-founder of LabFunding Corporation, an online crowdfunding startup.  Mr. Gary Tickel has been a General Securities Principal, Chief Compliance Officer, and Financial and Operations Principal of a securities broker-dealer within the last two years.  He was formerly an investment and compliance officer with MCL Financial Group, Inc. a position he has held since January 2010. Prior to this, he was a consultant at RND Resources from December 2006.  Mr. Tickel was an independent consultant from 1997 until December 2006 and held various registered positions with introducing broker-dealers in the performance of his duties.  Mr. Tickel has over 28 years of experience in the financial services industry. He has direct experience in business management, corporate governance, regulatory compliance, and private and public placement due diligence for businesses in the US.  Previously, Mr. Tickel held investment management positions with global firms Lehman Brothers, Merrill Lynch, and Prudential Securities. Gary Tickel has a Bachelor’s degree in Business Administration from William & Mary in Williamsburg, Virginia.

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

Compliance with Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. Based solely on our review of the reports filed with the SEC, the follow persons failed to timely file reports required by Section 16(a) in the past two fiscal years:

●
Chi Ming Chen, who currently beneficially owns more than 10% of our common stock, failed to file Form 3 to report such beneficial ownership and Form 4 to report change in his beneficial ownership, if applicable.

●
Alex Jen, our President, Chief Executive Officer, Chief Financial Officer, and director, who also beneficially owns more than 10% of our common stock, failed to file Form 4 to report change in his beneficial ownership.

●	Gary Tickel, our director, failed to file Form 3 to report his beneficial ownership of our common stock.
●
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

ITEM 11.    EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2012 and December 31, 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Alex Jen, President, Chief Executive Officer	2012	$0	0	0	0	0	0	$0	$0
Chief Financial Officer	2011	$0	0	0	0	0	0	$0	$0

Employment Agreements

We do not have any employment agreements in place with our sole officer or directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2012.

Compensation of Directors

Our directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 32,574,360 ordinary shares issued and outstanding as of March 29, 2013.

Name	Number of Shares Beneficially Owned	Percent of Class (1)

5% Security Holders
Chi Ming Chen 27-2, Alley 9, Lane 120 Nanking E. Rd. Taipei, Taiwan 105, TW	17,960,000	55.1%

Shu Chyn Suen 18913 Bentley Place, Rowland Hts, CA 91748	5,000,000	15.3%

Grandview Consultants, Inc.(2) 300 South Pine Island Road, Suite 305 Plantation, Florida 33324	2,934,360	9.0%

Directors and Officers
Alex Jen 711 N. 1st Avenue Arcadia, California 91006 President, Chief Executive Officer, Chief Financial Officer, and Director	5,120,000	15.7%

Gary Tickel 2330 Sewanee Lane Arcadia, CA 91007 Director	200,000	0.6%

All Executive Officers and Directors as a group (2 person)	5,320,000	16.3%

(1) Based on 32,574,360 shares of common stock outstanding as of March 29, 2013.
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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees paid for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $8,700 and $6,250 for the fiscal years ended December 31, 2012 and 2011, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2012 and 2011.

Tax Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2012 and 2011.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title
3.1	Certificate Of Incorporation (1)
3.2	Certificate Of Amendment Of Certificate Of Incorporation (2)
3.2	By-Laws (1)
14.1	Code of Ethics (3)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
101.INS**	XBRL Instance Document. (4)
101.SCH**	XBRL Taxonomy Extension Schema Document. (4)
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document. (4)
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document. (4)
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document. (4)
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document. (4)

(1)	Incorporated by reference to Form 10SB filed on October 9, 2003
(2)	Incorporated by reference to Form S-1 filed on September 16, 2010
(3)	Incorporated by reference to Form 10-KSB filed on March 22, 2005.
(4)	Furnished or Filed herewith.
*	Filed with this report.
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
**
Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE Consulting Management, Inc.

By:	/s/ Alex Jen
President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Date:	April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alex Jen	President, Chief Executive Officer, Chief Financial Officer,	April 1, 2013
Alex Jen	and Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)

/s/ Gary Tickel	Director	April 1, 2013
Gary Tickel

ACE Consulting Management, Inc.

(A Development Stage Company)

December 31, 2012 and 2011

Index to the Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance sheets at December 31, 2012 and 2011	F-3

Statements of operations for the year ended December 31, 2012 and 2011, and for the period from September 19, 2003 (inception) through December 31, 2012	F-4

Statement of stockholders’ equity (deficit) for the period from September 19, 2003 (inception) through December 31, 2012	F-5

Statements of cash flows for the year ended December 31, 2012 and 2011, and for the period from September 19, 2003 (inception) through December 31, 2012	F-6

Notes to the Financial Statements	F-7 to F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ACE Consulting Management, Inc.
(A Development Stage Company)
San Gabriel, California

We have audited the accompanying balance sheets of ACE Consulting Management, Inc., a development stage company, (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from September 19, 2003 (inception) through December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, and for the period from September 19, 2003 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at December 31, 2012, and had a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
April 1, 2013

ACE Consulting Management, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash	$4,161	$12,797
Accounts receivable	3,000	-
Prepaid expenses	-	6,668

Total Current Assets	7,161	19,465

Total Assets	$7,161	$19,465

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	275	350
Advances from related party	3,000	3,000

Total Current Liabilities	3,275	3,350

STOCKHOLDERS' EQUITY:
Common stock at $0.001 par value: 50,000,000 shares authorized;
32,574,360 shares issued and outstanding	32,574	32,574
Additional paid-in capital	1,603,894	1,603,894
Deficit accumulated during the development stage	(1,632,582)	(1,620,353)

Total Stockholders' Equity	3,886	16,115

Total Liabilities and Stockholders' Equity	$7,161	$19,465

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Year	For the Year	September 19, 2003
	Ended	Ended	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012

NET REVENUES	$30,000	$14,250	$52,250

OPERATING EXPENSES:
Consulting fees	6,668	150,050	1,312,218
Professional fees	33,983	17,608	106,397
Salary and compensation - officer and director	-	-	260,100
General and administrative expenses	1,578	2,099	6,117

Total operating expenses	42,229	169,757	1,684,832

LOSS BEFORE INCOME TAX PROVISION	(12,229)	(155,507)	(1,632,582)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(12,229)	$(155,507)	$(1,632,582)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	32,574,360	30,210,733

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from September 19, 2003 (Inception) through December 31, 2012

	Common Stock, $0.001 Par Value		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders'
	Number of Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, September 19, 2003 (inception)	100,000	$100	$-	$-	$100

Net loss				(1,050)	(1,050)

Balance, December 31, 2003	100,000	100	-	(1,050)	(950)

Net loss				(1,250)	(1,250)

Balance, December 31, 2004	100,000	100	-	(2,300)	(2,200)

Net loss				(1,650)	(1,650)

Balance, December 31, 2005	100,000	100	-	(3,950)	(3,850)

Net loss				(1,800)	(1,800)

Balance, December 31, 2006	100,000	100	-	(5,750)	(5,650)

Net loss				(2,250)	(2,250)

Balance, December 31, 2007	100,000	100	-	(8,000)	(7,900)

Net loss				(3,250)	(3,250)

Balance, December 31, 2008	100,000	100	-	(11,250)	(11,150)

Net loss				(3,250)	(3,250)

Balance, December 31, 2009	100,000	100	-	(14,500)	(14,400)

Accrued expenses paid by stockholder			12,650	-	12,650

Common stock issued for compensation at
$0.05 per share on January 5, 2010	3,310,000	3,310	162,190		165,500

Sale of common stock at $0.05 per share
on February 16, 2010	1,230,000	1,230	60,270		61,500

Common stock issued for compensation at
$0.05 per share on June 14, 2010	25,000,000	25,000	1,225,000		1,250,000

Net loss				(1,450,346)	(1,450,346)

Balance, December 31, 2010	29,640,000	29,640	1,460,110	(1,464,846)	24,904

Common stock issued for compensation at
$0.05 per share on October 21, 2011	2,934,360	2,934	143,784		146,718

Net loss				(155,507)	(155,507)

Balance, December 31, 2011	32,574,360	32,574	1,603,894	(1,620,353)	16,115

Net loss				(12,229)	(12,229)

Balance, December 31, 2012	32,574,360	$32,574	$1,603,894	$(1,632,582)	$3,886

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
			September 19, 2003
	For the Year Ended	For the Year Ended	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,229)	$(155,507)	$(1,632,582)

Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	-	146,718	1,562,318
Changes in operating assets and liabilities:
Accounts receivable	(3,000)	-	(3,000)
Prepaid expenses	6,668	(6,668)	-
Accrued expenses	(75)	(925)	275

NET CASH USED IN OPERATING ACTIVITIES	(8,636)	(16,382)	(72,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	3,000	3,000
Payment of accrued expenses by stockholder	-	-	12,650
Proceeds from sale of common stock	-	-	61,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,000	77,150

NET CHANGE IN CASH	(8,636)	(13,382)	4,161

Cash at beginning of period	12,797	26,179	-

Cash at end of period	$4,161	$12,797	$4,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
December 31, 2012 and 2011
Notes to the Financial Statements

Note 1 - Organization and Operations

ACE Consulting Management, Inc., a development stage company, (the “Company”) was incorporated on September 19, 2003 under the laws of the State of Delaware.  The Company engages in consulting to corporations to improve growth strategies, performance enhancement and maximization of shareholder value.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized some nominal amount of revenues since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum ("PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

●
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2012 or 2011.

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

There were no potentially outstanding dilutive common shares for the year ended December 31, 2012 or 2011.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at December 31, 2012, a net loss and net cash used in operating activities for the year then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 6 – Consulting Services

Grandview Consultants, Inc.

On October 21, 2011, the Company entered into an Engagement Agreement with Grandview Consultants, Inc. (“GCI” or the “Financial Consultant”). The agreement calls for the Financial Consultant to assist in the ongoing review and adjustment of the Company’s business and strategic plan for the growth of the Company’s business. The term of this Agreement and the commencement of the services of GCI commenced on the date of signing and terminated six (6) months thereafter. The compensation for this agreement shall be paid in (i) a non-refundable monetary fee of $10,000, payable on the date of the executed agreement, and (ii) an equity component of 2,934,360 shares of the Company’s common stock issued as compensation. Any termination of this agreement by the Company prior to the termination date shall not affect the compensation.

The Company recorded the $10,000 payment in cash as prepaid expenses and amortized it over the term of six (6) months or $1,667 per month. For the year ended December 31, 2011, the Company recorded $3,334 in consulting fees. For year ended December 31, 2012, the Company recorded $6,666 in consulting fees.

The Company recorded the entire $146,718 as consulting fees upon issuance of the shares.

Note 7 – Income Tax Provision

Deferred tax assets

At December 31, 2012, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $1,632,582 that may be offset against future taxable income through 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $555,078 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $4,158 and $52,872 for the year ended December 31, 2012 and 2011, respectively.

Components of deferred tax assets at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$555,078	$550,920

Less valuation allowance	(555,078)	(550,920)

Deferred tax assets, net of valuation allowance	$-	$-

Income tax provision in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.