Form 10-Q
period 2013-03-31
ACE Consulting Management, Inc.
filed 2013-05-15
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 32,574,360 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding at May 14, 2013.

ACE CONSULTING MANAGEMENT, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2013

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ACE Consulting Management, Inc.

(A Development Stage Company)

March 31, 2013 and 2012

Index to the Financial Statements

Contents	Page(s)

Balance sheets at March 31, 2013 (Unaudited) and December 31, 2012	F-2

Statements of operations for the three months ended March 31, 2013 and 2012, and for the period from September 19, 2003 (inception) through March 31, 2013 (Unaudited)	F-3

Statement of stockholders’ equity (deficit) for the period from September 19, 2003 (inception) through March 31, 2013 (Unaudited)	F-4

Statements of cash flows for the three months ended March 31, 2013 and 2012, and for the period from September 19, 2003 (inception) through March 31, 2013 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6

ACE Consulting Management, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$9,124	$4,161
Accounts receivable	8,700	3,000

Total Current Assets	17,824	7,161

Total Assets	$17,824	$7,161

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$450	$275
Advances from related party	3,000	3,000

Total Current Liabilities	3,450	3,275

STOCKHOLDERS' EQUITY:
Common stock at $0.001 par value: 50,000,000 shares authorized;
32,574,360 shares issued and outstanding	32,574	32,574
Additional paid-in capital	1,603,894	1,603,894
Deficit accumulated during the development stage	(1,622,094)	(1,632,582)

Total Stockholders' Equity	14,374	3,886

Total Liabilities and Stockholders' Equity	$17,824	$7,161

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months	For the Three Months	For the Period from September 19, 2003
	Ended	Ended	(inception) through
	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES EARNED DURING THE DEVELOPMENT STAGE	$15,000	$-	$67,250

OPERATING EXPENSES:
Consulting fees	-	4,998	1,312,218
Professional fees	4,476	3,550	110,873
Salary and compensation - officer and director	-	-	260,100
General and administrative expenses	36	23	6,153

Total operating expenses	4,512	8,571	1,689,344

INCOME (LOSS) BEFORE INCOME TAX PROVISION	10,488	(8,571)	(1,622,094)

INCOME TAX PROVISION	-	-	-

NET INCOME (LOSS)	$10,488	$(8,571)	$(1,622,094)

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$0.00	$(0.00)

Weighted average common shares outstanding
- basic and diluted	32,574,360	32,574,360

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from September 19, 2003 (Inception) through March 31, 2013

	Common Stock, Par Value $0.001		Additional Paid-in	Deficit Accumulated during the	Total Stockholders'
	Number of Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, September 19, 2003 (inception)	100,000	$100	$-	$-	$100

Net loss				(1,050)	(1,050)

Balance, December 31, 2003	100,000	100	-	(1,050)	(950)

Net loss				(1,250)	(1,250)

Balance, December 31, 2004	100,000	100	-	(2,300)	(2,200)

Net loss				(1,650)	(1,650)

Balance, December 31, 2005	100,000	100	-	(3,950)	(3,850)

Net loss				(1,800)	(1,800)

Balance, December 31, 2006	100,000	100	-	(5,750)	(5,650)

Net loss				(2,250)	(2,250)

Balance, December 31, 2007	100,000	100	-	(8,000)	(7,900)

Net loss				(3,250)	(3,250)

Balance, December 31, 2008	100,000	100	-	(11,250)	(11,150)

Net loss				(3,250)	(3,250)

Balance, December 31, 2009	100,000	100	-	(14,500)	(14,400)

Accrued expenses paid by stockholder			12,650	-	12,650

Common stock issued for compensation at
$0.05 per share on January 5, 2010	3,310,000	3,310	162,190		165,500

Sale of common stock at $0.05 per share
on February 16, 2010	1,230,000	1,230	60,270		61,500

Common stock issued for compensation at
$0.05 per share on June 14, 2010	25,000,000	25,000	1,225,000		1,250,000

Net loss				(1,450,346)	(1,450,346)

Balance, December 31, 2010	29,640,000	29,640	1,460,110	(1,464,846)	24,904

Common stock issued for compensation at
$0.05 per share on October 21, 2011	2,934,360	2,934	143,784		146,718

Net loss				(155,507)	(155,507)

Balance, December 31, 2011	32,574,360	32,574	1,603,894	(1,620,353)	16,115

Net loss				(12,229)	(12,229)

Balance, December 31, 2012	32,574,360	32,574	1,603,894	(1,632,582)	3,886

Net income				10,488	10,488

Balance, March 31, 2013	32,574,360	$32,574	$1,603,894	$(1,622,094)	$14,374

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Three Months	For the Three Months	For the Period from September 19, 2003
	Ended	Ended	(inception) through
	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,488	$(8,571)	$(1,622,094)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock based compensation	-	-	1,562,318
Changes in operating assets and liabilities:
Accounts receivable	(5,700)	-	(8,700)
Prepaid expenses	-	4,998	-
Accrued expenses	175	275	450

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,963	(3,298)	(68,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	-	3,000
Payment of accrued expenses by stockholder	-	-	12,650
Proceeds from sale of common stock	-	-	61,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	77,150

NET CHANGE IN CASH	4,963	(3,298)	9,124

Cash at beginning of period	4,161	12,797	-

Cash at end of period	$9,124	$9,499	$9,124

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
March 31, 2013 and 2012
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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the period from September 19, 2003 (inception) through December 31, 2012 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on April 1, 2013.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2013 or 2012.

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

There were no potentially outstanding dilutive common shares for the interim period ended March 31, 2013 or 2012.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at March 31, 2013, and minimal revenues for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 6 – Consulting Services

Grandview Consultants, Inc.

On October 21, 2011, the Company entered into an Engagement Agreement with Grandview Consultants, Inc. (“GCI” or the “Financial Consultant”). The agreement called for the Financial Consultant to assist in the ongoing review and adjustment of the Company’s business and strategic plan for the growth of the Company’s business. The term of this Agreement commenced on the date of signing and terminated six (6) months thereafter. The compensation for this agreement was paid in (i) a non-refundable monetary fee of $10,000, on the date of the executed agreement, and (ii) an equity component of 2,934,360 shares of the Company’s common stock issued as compensation.

The Company recorded the $10,000 payment in cash as prepaid expenses and amortized it over the term of six (6) months or $1,667 per month. For the year ended December 31, 2011, the Company recorded $3,334 in consulting fees. For the year ended December 31, 2012, the Company recorded $6,666 in consulting fees.

The Company recorded the entire $146,718 as consulting fees upon issuance of the shares.

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We derive revenues principally from professional services rendered by our employee. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants’ time at hourly rates and on a per project basis. However, in the future, as we retain the services of additional outside employee consultants with differing skills, our hourly rates may vary from consultant to consultant depending on a consultant’s position, experience and expertise, and other factors. Outside experts will not bill clients directly for their services, all of the billing will be done through our office. As a result, we will generate substantially all of our own professional services fees from the work of our own full-time consultants. Factors that affect our professional services fees include the number and scope of client engagements, the number of consultants employed by us, the consultants’ billing rates, and the number of hours worked by the consultants.

Recent Development

OTC Bulletin Board

On April 22, 2013, we received approval from Financial Industry Regulatory Authority for quoting the Company’s common stock on the OTC Bulletin Board. Our common stock has now become quoted on the OTC Bulletin Board under the stock symbol “ACMG,” effective April 23, 2013.

Plan of Operation

We have commenced limited operations and will require additional capital to recruit personnel to operate business and to implement our business plan.

Our current business is generated through referrals. We plan to initiate marketing efforts through a variety of venues for our future business including trade associations, chambers of commerce and alumni associations.

We seek to become a bridge between China and the U.S., with our business background and extensive knowledge we can assist China companies to acquire U.S. technology or equipment to facilitate and implement their existing business in China.

On November 10, 2010, we entered into a business consultant agreement with Shanghai Tongao Investment Consulting Co, Ltd. for general business advisory services. The term of the agreement is for a period of two years, which can be cancelled by either party on a 30-day written notice to the other party.  The compensation for this agreement shall be paid at the rate of $80/hour for work performed in accordance with this agreement. However, we shall be paid at least $12,000 per year regardless of the amount of time spent in accordance with this agreement.

On August 30, 2011, we terminated the service agreements with Beijing Poly Design Ltd. and Shanghai Gaogo Design and Construction Ltd. due to the change of business environment in China which has caused difficulties to us in conducting businesses contemplated under these service agreements in reasonable profit margin.  Subsequently, we made a strategic decision to no longer provide services to clients in connection with the food processing industry.

On December 2, 2011 we entered into a business consultant agreement with Vivid Spa Corp.  Vivid Spa Corp is a company specializing in health care, specifically skin care and massage therapy, located in Los Angeles, California.  We assist Vivid Spa with its selection and export of U.S. made essential oils and aroma therapy products.  We also provide consulting assistance regarding opening Spa facilities in Shanghai & Beijing and regarding introducing U.S. made products - including essential oils and aroma formula therapies - in China.  During this engagement, we provide a site analysis and rent comparison study for select locations in Shanghai and Beijing.  We also provide Vivid Spa Corp. analysis for licensing the business and obtaining permits for local facilities and outdoor signage in China. Consulting services has included container and airfreight shipping options, customs duties, and advice on clearing customs and product inspections upon arrival in China as well as providing market data on pricing, on brand positioning, and on customer acquisition.

In the next 12 months if we are unable to satisfy our cash requirements, our major shareholders have indicated that they are willing to loan additional funds to the Company to cover any shortfalls, although there is no written agreement or guarantee.

Results of Operation

For the three months ended March 31, 2013 and March 31, 2012, we generated revenue of $15,000 and $0, respectively.  Revenue for the three months ended March 31, 2013 primary derived from consulting services provided to Shanghai Tongao Investment Consulting Co, Ltd. Expenses for the period ended March 31, 2013 totaled $4,512 resulting in a net income of $10,488. Expenses for the period ended March 31, 2013 consisted of $36 in general and administrative expenses, $4,476 in professional fees. In comparison, expenses for the same period ended March 31, 2012 totaled $8,571 resulting in a net loss of $8,571. Expenses for the period ended March 31, 2012 consisted of $23 in general and administrative expenses, $3,550 in professional fees and $4,998 in consulting fees. The difference in the expenses for the same period ended March 31, 2013 and 2012 is primarily related to the consulting fees we paid to Grandview Consultants, Inc. in 2012.

Liquidity and Capital Resources

At March 31, 2013, we had $9,124 cash on hand. We will have to rely upon financing activities and additional capital contributions from shareholders to fund our expenses for the planned business strategy.

As reflected in the accompanying condensed financial statements, we are in the development stage with minimal operations, have net cash used in operations from inception of $68,026 and a net loss since inception of $1,622,094. This raises substantial doubt about our ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. If we are unable to satisfy our cash requirements, our major shareholders have indicated their willingness to provide additional funds to the Company to cover any shortfalls, however, no written agreement or guarantee exists to this effect.

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

Item 4.  Controls and Procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)         Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CONSULTING MANAGEMENT, INC.

Date: May 15, 2013	By:	/s/ Alex Jen
Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer).