Form 10-Q
period 2013-06-30
ACE Consulting Management, Inc.
filed 2013-08-13
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 32,574,360 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of August 9, 2013.

ACE CONSULTING MANAGEMENT, INC.

QUARTERLY REPORT ON FORM 10-Q
June 30, 2013

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

ACE Consulting Management, Inc.

(A Development Stage Company)

June 30, 2013 and 2012

Index to the Financial Statements

Contents	Page(s)

Balance sheets at June 30, 2013 (Unaudited) and December 31, 2012	F-1

Statements of operations for the six and three months ended June 30, 2013 and 2012, and for the period from September 19, 2003 (inception) through June 30, 2013 (Unaudited)	F-2

Statement of stockholders’ equity (deficit) for the period from September 19, 2003 (inception) through June 30, 2013 (Unaudited)	F-3

Statements of cash flows for the six months ended June 30, 2013 and 2012, and for the period from September 19, 2003 (inception) through June 30, 2013 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5

ACE Consulting Management, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,429	$4,161
Accounts receivable	6,700	3,000

Total Current Assets	10,129	7,161

Total Assets	$10,129	$7,161

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$-	$275
Advances from related party	3,000	3,000

Total Current Liabilities	3,000	3,275

STOCKHOLDERS' EQUITY:
Common stock par value $0.001: 50,000,000 shares authorized;
32,574,360 shares issued and outstanding	32,574	32,574
Additional paid-in capital	1,603,894	1,603,894
Deficit accumulated during the development stage	(1,629,339)	(1,632,582)

Total Stockholders' Equity	7,129	3,886

Total Liabilities and Stockholders' Equity	$10,129	$7,161

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
Statements of Operations

	For the Six Months	For the Three Months	For the Six Months	For the Three Months	For the Period from(inception)
	Ended	Ended	Ended	Ended	through
	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues earned during the development stage	$26,000	$11,000	$8,000	$8,000	$78,250

Operating expenses
Consulting fees	-	-	6,668	1,670	1,312,218
Professional fees	21,831	17,355	12,969	9,419	128,228
Salary and compensation - officer and director	-	-	-	-	260,100
General and administrative expenses	926	890	272	249	7,043

Total operating expenses	22,757	18,245	19,909	11,338	1,707,589

Income (loss) from operations	3,243	(7,245)	(11,909)	(3,338)	(1,629,339)

Income tax provision	-	-	-	-	-

Net income (loss)	$3,243	$(7,245)	$(11,909)	$(3,338)	$(1,629,339)

Net income (loss) per common share
- Basic and diluted:	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	32,574,360	32,574,360	32,574,360	32,574,360

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from September 19, 2003 (Inception) through June 30, 2013

	Common Stock, Par Value $0.001		Additional	Deficit Accumulated during the	Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Development Stage	Equity (Deficit)

Balance, September 19, 2003 (inception)	100,000	$100	$-	$-	$100

Net loss				(1,050)	(1,050)

Balance, December 31, 2003	100,000	100	-	(1,050)	(950)

Net loss				(1,250)	(1,250)

Balance, December 31, 2004	100,000	100	-	(2,300)	(2,200)

Net loss				(1,650)	(1,650)

Balance, December 31, 2005	100,000	100	-	(3,950)	(3,850)

Net loss				(1,800)	(1,800)

Balance, December 31, 2006	100,000	100	-	(5,750)	(5,650)

Net loss				(2,250)	(2,250)

Balance, December 31, 2007	100,000	100	-	(8,000)	(7,900)

Net loss				(3,250)	(3,250)

Balance, December 31, 2008	100,000	100	-	(11,250)	(11,150)

Net loss				(3,250)	(3,250)

Balance, December 31, 2009	100,000	100	-	(14,500)	(14,400)

Accrued expenses paid by stockholder recorded as paid-in capital			12,650	-	12,650

Common stock issued for compensation at $0.05 per share on January 5, 2010	3,310,000	3,310	162,190		165,500

Sale of common stock at $0.05 per share on February 16, 2010	1,230,000	1,230	60,270		61,500

Common stock issued for compensation at $0.05 per share on June 14, 2010	25,000,000	25,000	1,225,000		1,250,000

Net loss				(1,450,346)	(1,450,346)

Balance, December 31, 2010	29,640,000	29,640	1,460,110	(1,464,846)	24,904

Common stock issued for compensation at $0.05 per share on October 21, 2011	2,934,360	2,934	143,784		146,718

Net loss				(155,507)	(155,507)

Balance, December 31, 2011	32,574,360	32,574	1,603,894	(1,620,353)	16,115

Net loss				(12,229)	(12,229)

Balance, December 31, 2012	32,574,360	32,574	1,603,894	(1,632,582)	3,886

Net income				3,243	3,243

Balance, June 30, 2013	32,574,360	$32,574	$1,603,894	$(1,629,339)	$7,129

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Six Month	For the Six Month	For the Period from
	Ended	Ended	(inception) through
	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,243	$(11,909)	$(1,629,339)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Stock based compensation	-	-	1,562,318
Changes in operating assets and liabilities:
Accounts receivable	(3,700)	(3,000)	(6,700)
Prepaid expenses	-	6,668	-
Accrued expenses	(275)	(75)	-

NET CASH USED IN OPERATING ACTIVITIES	(732)	(8,316)	(73,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	-	3,000
Payment of accrued expenses by stockholder recorded as paid-in capital	-	-	12,650
Proceeds from sale of common stock	-	-	61,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	77,150

NET CHANGE IN CASH	(732)	(8,316)	3,429

Cash at beginning of period	4,161	12,797	-

Cash at end of period	$3,429	$4,481	$3,429

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
June 30, 2013 and 2012
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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

There were no potentially outstanding dilutive common shares for the interim period ended June 30, 2013 or 2012.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at June 30, 2013, and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On November 10, 2010, we entered into a business consultant agreement with Shanghai Tongao Investment Consulting Co, Ltd. for general business advisory services. The term of the agreement is for a period of two years, which can be cancelled by either party on a 30-day written notice to the other party.  The compensation for this agreement shall be paid at the rate of $80/hour for work performed in accordance with this agreement. However, we shall be paid at least $12,000 per year regardless of the amount of time spent in accordance with this agreement. The business consultant agreement with Shanghai Tongao Investment Consulting Co, Ltd. has expired. However, we continue to provide general business advisory services to this client.

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

Results of Operation

For the three months ended June 30, 2013 and June 30, 2012, we generated revenue of $11,000 and $8,000, respectively.  Expenses for the period ended June 30, 2013 totaled $18,245 resulting in a net loss of $7,245. Expenses for the period ended June 30, 2013 consisted of $890 in general and administrative expenses, $17,355 in professional fees. In comparison, expenses for the same period ended June 30, 2012 totaled $11,338 resulting in a net loss of $3,338. Expenses for the period ended June 30, 2012 consisted of $249 in general and administrative expenses, $9,419 in professional fees and $1,670 in consulting fees. The increase in the expenses for the same period ended June 30, 2013 and 2012 is primarily due to increase in professional fee expenses.

For the six months ended June 30, 2013 and June 30, 2012, we generated revenue of $26,000 and $8,000, respectively.  Expenses for the period ended June 30, 2013 totaled $22,757 resulting in a net income of $3,243. Expenses for the period ended June 30, 2013 consisted of $926 in general and administrative expenses, $21,831 in professional fees. In comparison, expenses for the same period ended June 30, 2012 totaled $19,909 resulting in a net loss of $11,909. Expenses for the period ended June 30, 2012 consisted of $272 in general and administrative expenses, $12,969 in professional fees and $6,668 in consulting fees. The increase in the expenses for the same period ended June 31, 2013 and 2012 is primarily due to increase in professional fee expenses.

Liquidity and Capital Resources

As of August 9, 2013, we had $3,429 cash on hand. We will have to rely upon financing activities and additional capital contributions from shareholders to fund our expenses for the planned business strategy.

As reflected in the accompanying condensed financial statements, we are in the development stage with minimal operations, have net cash used in operations from inception of $73,721 and a net loss since inception of $1,629,339. This raises substantial doubt about our ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

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

ACE CONSULTING MANAGEMENT, INC.

Date: August 13, 2013	By:	/s/ Alex Jen
Alex Jen
President, Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer).