Form 10-Q
period 2013-09-30
ACE Consulting Management, Inc.
filed 2013-11-14
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 32,574,360 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of November 13, 2013.

ACE CONSULTING MANAGEMENT, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2013

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

ACE Consulting Management, Inc.

(A Development Stage Company)

September 30, 2013 and 2012

Index to the Financial Statements

Contents	Page(s)

Balance sheets at September 30, 2013 (Unaudited) and December 31, 2012	F-2

Statements of operations for the nine months and three months ended September 30, 2013 and 2012, and for the period from September 19, 2003 (inception) through September 30, 2013 (Unaudited)	F-3

Statement of stockholders’ equity (deficit) for the period from September 19, 2003 (inception) through September 30, 2013 (Unaudited)	F-4

Statements of cash flows for the nine months ended September 30, 2013 and 2012, and for the period from September 19, 2003 (inception) through September 30, 2013 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6

ACE Consulting Management, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,029	$4,161
Accounts receivable	1,700	3,000

Total Current Assets	4,729	7,161

Total Assets	$4,729	$7,161

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$-	$275
Advances from related party	3,000	3,000

Total Current Liabilities	3,000	3,275

STOCKHOLDERS' EQUITY:
Common stock par value $0.001: 50,000,000 shares authorized;
32,574,360 shares issued and outstanding	32,574	32,574
Additional paid-in capital	1,603,894	1,603,894
Deficit accumulated during the development stage	(1,634,739)	(1,632,582)

Total Stockholders' Equity	1,729	3,886

Total Liabilities and Stockholders' Equity	$4,729	$7,161

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
Statements of Operations

					For the
	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months	Period from September 19, 2003
	Ended	Ended	Ended	Ended	(inception) through
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues earned during the development stage	$26,000	$-	$16,000	$8,000	$78,250

Operating expenses
Consulting fees	-	-	6,668	-	1,312,218
Professional fees	26,900	5,069	20,631	7,662	133,297
Salary and compensation - officer and director	-	-	-	-	260,100
General and administrative expenses	1,257	331	1,465	1,193	7,374

Total operating expenses	28,157	5,400	28,764	8,855	1,712,989

Loss from operations	(2,157)	(5,400)	(12,764)	(855)	(1,634,739)

Income tax provision	-	-	-	-	-

Net loss	$(2,157)	$(5,400)	$(12,764)	$(855)	$(1,634,739)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	32,574,360	32,574,360	32,574,360	32,574,360

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from September 19, 2003 (Inception) through September 30, 2013

	Common Stock, Par Value $0.001		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders'
	Number of Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, September 19, 2003 (inception)	100,000	$100	$-	$-	$100

Net loss				(1,050)	(1,050)

Balance, December 31, 2003	100,000	100	-	(1,050)	(950)

Net loss				(1,250)	(1,250)

Balance, December 31, 2004	100,000	100	-	(2,300)	(2,200)

Net loss				(1,650)	(1,650)

Balance, December 31, 2005	100,000	100	-	(3,950)	(3,850)

Net loss				(1,800)	(1,800)

Balance, December 31, 2006	100,000	100	-	(5,750)	(5,650)

Net loss				(2,250)	(2,250)

Balance, December 31, 2007	100,000	100	-	(8,000)	(7,900)

Net loss				(3,250)	(3,250)

Balance, December 31, 2008	100,000	100	-	(11,250)	(11,150)

Net loss				(3,250)	(3,250)

Balance, December 31, 2009	100,000	100	-	(14,500)	(14,400)

Accrued expenses paid by stockholder recorded as
paid-in capital			12,650	-	12,650

Common stock issued for compensation at
$0.05 per share on January 5, 2010	3,310,000	3,310	162,190		165,500

Sale of common stock at $0.05 per share
on February 16, 2010	1,230,000	1,230	60,270		61,500

Common stock issued for compensation at
$0.05 per share on June 14, 2010	25,000,000	25,000	1,225,000		1,250,000

Net loss				(1,450,346)	(1,450,346)

Balance, December 31, 2010	29,640,000	29,640	1,460,110	(1,464,846)	24,904

Common stock issued for compensation at
$0.05 per share on October 21, 2011	2,934,360	2,934	143,784		146,718

Net loss				(155,507)	(155,507)

Balance, December 31, 2011	32,574,360	32,574	1,603,894	(1,620,353)	16,115

Net loss				(12,229)	(12,229)

Balance, December 31, 2012	32,574,360	32,574	1,603,894	(1,632,582)	3,886

Net loss				(2,157)	(2,157)

Balance, September 30, 2013	32,574,360	$32,574	$1,603,894	$(1,634,739)	$1,729

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the
	For the Nine Months	For the Nine Months	Period from September 19, 2003
	Ended	Ended	(inception) through
	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,157)	$(12,764)	$(1,634,739)

Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	-	-	1,562,318
Changes in operating assets and liabilities:
Accounts receivable	1,300	(3,000)	(1,700)
Prepaid expenses	-	6,668	-
Accrued expenses	(275)	(75)	-

NET CASH USED IN OPERATING ACTIVITIES	(1,132)	(9,171)	(74,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	-	3,000
Payment of accrued expenses by stockholder recorded as paid-in capital	-	-	12,650
Proceeds from sale of common stock	-	-	61,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	77,150

NET CHANGE IN CASH	(1,132)	(9,171)	3,029

Cash at beginning of period	4,161	12,797	-

Cash at end of period	$3,029	$3,626	$3,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
(A Development Stage Company)
September 30, 2013 and 2012
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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or 2012.

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

There were no potentially outstanding dilutive common shares for the interim period ended September 30, 2013 or 2012.

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

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at September 30, 2013, net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operation

For the three months ended September 30, 2013 and 2012, we generated revenue of $nil and $8,000, respectively. Expenses for the three months ended September 30, 2013 totaled $5,400 resulting in a net loss of $5,400. Expenses for the three months ended September 30, 2013 consisted of $331 in general and administrative expenses, $5,069 in professional fees. In comparison, expenses for the same period ended September 30, 2012 totaled $8,855 resulting in a net loss of $855. Expenses for the period ended September 30, 2012 consisted of $1,193 in general and administrative expenses and $7,662 in professional fees. The decrease in the expenses for the same period ended September 30, 2013 and 2012 was a result of the decrease in general and administrative expenses offset by an increase in professional fees.

For the nine months ended September 30, 2013 and 2012, we generated revenue of $26,000 and $16,000, respectively. Expenses for the nine months ended September 30, 2013 totaled $28,157 resulting in a net loss of $2,157. Expenses for the period ended September 30, 2013 consisted of $1,257 in general and administrative expenses and $26,900 in professional fees. In comparison, expenses for the same period ended September 30, 2012 totaled $28,764 resulting in a net loss of $12,764. Expenses for the period ended September 30, 2012 consisted of $1,466 in general and administrative expenses, $20,631 in professional fees and $6,668 in consulting fees. The slight decrease in the expenses for the same period ended September 30, 2013 and 2012 was primarily a result of the difference in consulting fees offset by an increase in professional fees.

Liquidity and Capital Resources

As of September 30, 2013, we had $3,029 cash on hand. We will have to rely upon financing activities and additional capital contributions or loans from shareholders to fund our expenses for the planned business strategy.

As reflected in the accompanying condensed financial statements, we are in the development stage with minimal operations, have net cash used in operations from inception of $74,121 and a net loss since inception of $1,634,739. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Disclosure controls and procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CONSULTING MANAGEMENT, INC.

Date: November 14, 2013	By:	/s/ Alex Jen
Alex Jen
President, Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer).