Form 10-K
period 2013-12-31
ACE Consulting Management, Inc.
filed 2014-04-10
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: none.

As of March 31, 2014, the number of shares of common stock of the registrant outstanding is 32,574,360, par value $0.001 per share.

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

In January 2010 we commenced providing small to medium sized business-consulting services. We currently have a limited number of clients but we intend to pursue additional business relationships with small to medium sized businesses in China, the Pacific Rim and United States.

Our initial business plan consisted of a wide range of consulting services including investor relations, merchant banking, listing advisory service and joint venture consulting services. We no longer provide and do not plan to provide any service in a nature of assisting to develop a market for their securities.

Our current business strategy is to provide consulting services to small to medium sized businesses.  We plan to undertake these services by initially examining a client’s corporate structure looking towards a way to streamline its operations, organization, or reporting structures. Once a structure is ascertained we will then design, develop and implement systems, procedures and controls to improve our client’s efficiencies and profitability. We will retain business strategy consultants as needed in order to assist our clients in the evolving market places and technologies. We refer to this as the strategy-led approach.

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

We plan to develop a niche for Cross-Cultural Corporate consulting for companies located in China and the US. We believe large international consulting companies are generally interested in larger client firms, potentially leaving an underserved niche for us among the small-to-medium size companies. We believe that our hands-on approach provides a competitive advantage and that during the next ten years China offers lucrative opportunities for our shareholders by forming a network between China and US. We look to assist Chinese companies in utilizing U.S. knowhow and technology in order to enhance their local competitiveness in China.  Likewise, we seek to enhance the global competitiveness of Chinese and American firms seeking to establish a presence overseas.

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

Business Strategy

We intend to build a international cross-cultural consulting firm for Chinese-American Businesses by nurturing relationships between each Continent.

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

The business development of the Company has been limited to referrals to date. We rely to a significant extent on the initial efforts of Dr. Alex Jen, President, and Mr. Gary Tickel, Director, to market our services. As we generate additional working capital we will shift our dependence to new officers and principals, employees and outside consultants retained by us to market our services. We will encourage our consultants to generate new business from both existing and new clients, and reward our consultants with increased compensation and promotions for obtaining new business. In pursuing new business we will focus on emphasizing our reputation and experience and with respect to our search for potential business consulting opportunities includes referrals from consultants, advisors, venture capitalists, members of the financial community and others who may present management with unsolicited proposals.

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

Employees

As of March 31, 2014, we have no full time employees. Our officer and directors spend approximately 30 hours per week on Company matters. We may employ additional people as we continue to implement our plan of operation.

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

Holders

As of March 31, 2014, we had approximately 73 holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

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

Results of Operation

For the twelve months ended December 31, 2013 and December 31, 2012, we had revenue of $32,000 and $30,000, respectively.  Expenses for the period ended December 31, 2013 totaled $33,947 resulting in a net loss of $1,947. Expenses for the period ended December 31, 2013 consisted of $2,995 in general and administrative expenses, $30,952 in professional fees, and $0 in consulting fees. In comparison, expenses for the same period ended December 31, 2012 totaled $42,229 resulting in a net loss of $12,229. Expenses for the period ended December 31, 2012 consisted of $1,578 in general and administrative expenses, and $33,983 in professional fees, $6,668 in consulting fees. The decrease in the expenses for the same period ended December 31, 2013 is primarily due to the reduction of consulting fees.

Liquidity and Capital Resources

At December 31, 2013 the Company had $4,939 in cash. We will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses for our planned business strategy.

As reflected in the accompanying financial statements, the Company, in the development stage with minimal operations, has net cash used in operations from inception of $72,211 and has a net loss since inception of $1,634,529.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2013, we do not have any off-balance sheet arrangements.

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, due to the material weaknesses identified below.

Management's Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, our President, Chief Executive Officer and Chief Financial Officer who also serves as our principal accounting officer, concluded that, during the period covered by this report, such internal controls and procedures were ineffective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that amounted to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President, Chief Executive Officer and Chief Financial Officer, in connection with the review of our financial statements as of December 31, 2013.

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

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Positions and Offices Held

Alex Jen	70	President, Chief Executive Officer, Chief Financial Officer, and Director
Gary A. Tickel	62	Director

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

Compliance with Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. Based solely on our review of the reports filed with the SEC, no person failed to timely file reports required by Section 16(a) in the past two fiscal years.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Principal Executive Officer and Principal Financial Officer. This Code of Ethics was previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 13, 2009.

ITEM 11.    EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2013 and December 31, 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Alex Jen, President, Chief Executive Officer	2013	$0	0	0	0	0	0	$0	$0
Chief Financial Officer	2012	$0	0	0	0	0	0	$0	$0

Employment Agreements

We do not have any employment agreements in place with our sole officer or directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2013.

Compensation of Directors

Our directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 32,574,360 ordinary shares issued and outstanding as of March 31, 2014.

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

(1) Based on 32,574,360 shares of common stock outstanding as of March 31, 2014.
(2) Peter Goldstein is President of Grandview Consultants, Inc. and has voting and dispositive control over securities held by it.

ITEM 13.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth a summary of transactions since the beginning of the fiscal year of 2012, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	Our President, Chief Executive Officer, Chief Financial Officer, and Director, Alex Jen, provides office space for the Company’s use at no cost.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $8,000 and $8,700 for the fiscal year ended December 31, 2013 and 2012, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and 2012.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title
3.1	Certificate Of Incorporation (Incorporated by reference to Form 10SB filed on October 9, 2003.)
3.2	Certificate Of Amendment Of Certificate Of Incorporation (Incorporated by reference to Form S-1 filed on September 16, 2010.)
3.3	By-Laws (Incorporated by reference to Form 10SB filed on October 9, 2003.)
14.1	Code of Ethics (Incorporated by reference to Form 10-KSB filed on March 22, 2005.)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

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

Date:	April 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alex Jen	President, Chief Executive Officer, Chief Financial Officer,	April 10, 2014
Alex Jen	and Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)

/s/ Gary Tickel	Director	April 10, 2014
Gary Tickel

ACE Consulting Management, Inc.

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ACE Consulting Management, Inc.

We have audited the accompanying balance sheets of ACE Consulting Management, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at December 31, 2013, and had a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC
Li and Company, PC

Skillman, New Jersey
April 10, 2014

ACE Consulting Management, Inc.

Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$4,939	$4,161
Accounts receivable	-	3,000

Total Current Assets	4,939	7,161

Total Assets	$4,939	$7,161

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$-	$275
Advances from related party	3,000	3,000

Total Current Liabilities	3,000	3,275

STOCKHOLDERS' EQUITY:
Common stock par value $0.001: 50,000,000 shares authorized;
32,574,360 shares issued and outstanding	32,574	32,574
Additional paid-in capital	1,603,894	1,603,894
Accumulated deficit	(1,634,529)	(1,632,582)

Total Stockholders' Equity	1,939	3,886

Total Liabilities and Stockholders' Equity	$4,939	$7,161

See accompanying notes to the financial statements

ACE Consulting Management, Inc.

Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012

Net revenues earned during the development stage	$32,000	$30,000

Operating expenses
Consulting fees	-	6,668
Professional fees	30,952	33,983
General and administrative expenses	2,995	1,578

Total operating expenses	33,947	42,229

Loss from operations	(1,947)	(12,229)

Income tax provision	-	-

Net loss	$(1,947)	$(12,229)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	32,574,360	32,574,360

See accompanying notes to the financial statements

ACE Consulting Management, Inc.

Statement of Stockholders' Equity
For the year ended December 31, 2013 and 2012

	Common Stock, Par Value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance, December 31, 2011	32,574,360	32,574	1,603,894	(1,620,353)	16,115

Net loss				(12,229)	(12,229)

Balance, December 31, 2012	32,574,360	32,574	1,603,894	(1,632,582)	3,886

Net loss				(1,947)	(1,947)

Balance, December 31, 2013	32,574,360	$32,574	$1,603,894	$(1,634,529)	$1,939

See accompanying notes to the financial statements

ACE Consulting Management, Inc.

Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,947)	$(12,229)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts receivable	3,000	(3,000)
Prepaid expenses	-	6,668
Accrued expenses	(275)	(75)

NET CASH USED IN OPERATING ACTIVITIES	778	(8,636)

NET CHANGE IN CASH	778	(8,636)

Cash at beginning of period	4,161	12,797

Cash at end of period	$4,939	$4,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

 See accompanying notes to the financial statements

ACE Consulting Management, Inc.

December 31, 2013 and 2012
Notes to the Financial Statements

Note 1 - Organization and Operations

ACE Consulting Management, Inc. (the “Company”) was incorporated on September 19, 2003 under the laws of the State of Delaware.  The Company engages in consulting to corporations to improve growth strategies, performance enhancement and maximization of shareholder value.

Note 2 - Summary of Significant Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay.

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

The Company recognized an allowance for doubtful accounts of $1,700 and $0 for the reporting periods ending December 31, 2013 and 2012, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers at December 31, 2013 or 2012.

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

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2013 or 2012.

Net Income (Loss) per Common Share

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

There were no potentially outstanding dilutive common shares for the reporting period ended December 31, 2013 or 2012.

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

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2013, net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to increase revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds.

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

The Company recorded the $10,000 payment in cash as prepaid expenses and amortized it over the term of six (6) months or $1,667 per month. For the year ended December 31, 2011, the Company recorded $3,334 in consulting fees. For the year ended December 31, 2012, the Company recorded $6,668 in consulting fees.

The Company recorded the entire $146,718 as consulting fees upon issuance of the shares.

Note 7 – Income Tax Provision

Deferred Tax Assets

At December 31, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $1,634,529 that may be offset against future taxable income through 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $555,740 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $662 and $4,158 for the year ended December 31, 2013 and 2012, respectively.

Components of deferred tax assets are as follows:

	December 31, 2013	December 31, 2012

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$555,740	$555,078

Less valuation allowance	(555,740)	(555,078)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 8 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for the Year Ended		Accounts Receivable at
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Shanghai Tongao Consulting Investment Ltd	100%	80%	-%	-%

Vivid Spar Corp	-%	20%	-%	100%

	100%	100%	-%	100%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.