Form 10-Q
period 2014-03-31
ACE Consulting Management, Inc.
filed 2014-05-20
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 32,574,360 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of May 15, 2014.

ACE CONSULTING MANAGEMENT, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2014

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

ACE Consulting Management, Inc.

March 31, 2014 and 2013

ACE Consulting Management, Inc.

Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$7,303	$4,939

Total Current Assets	7,303	4,939

Total Assets	$7,303	$4,939

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$625	$-
Advances from related party	3,000	3,000

Total Current Liabilities	3,625	3,000

STOCKHOLDERS' EQUITY:
Common stock par value $0.001: 50,000,000 shares authorized;
32,574,360 shares issued and outstanding	32,574	32,574
Additional paid-in capital	1,603,894	1,603,894
Accumulated deficit	(1,632,790)	(1,634,529)

Total Stockholders' Equity	3,678	1,939

Total Liabilities and Stockholders' Equity	$7,303	$4,939

See accompanying notes to the financial statements

ACE Consulting Management, Inc.

Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

Net revenues	$5,000	$15,000

Operating expenses
Professional fees	3,225	4,476
General and administrative expenses	36	36

Total operating expenses	3,261	4,512

Income from operations	1,739	10,488

Income tax provision	-	-

Net Income	$1,739	$10,488

Net income per common share
- Basic and diluted:	$0.00	$0.00

Weighted average common shares outstanding
- basic and diluted	32,574,360	32,574,360

See accompanying notes to the financial statements

ACE Consulting Management, Inc.

Statement of Stockholders' Equity
For the reproting period ended March 31, 2014 and December 31, 2013
(Unaudited)

	Common Stock, Par Value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance, December 31, 2011	32,574,360	32,574	1,603,894	(1,620,353)	16,115

Net loss				(12,229)	(12,229)

Balance, December 31, 2012	32,574,360	32,574	1,603,894	(1,632,582)	3,886

Net loss				(1,947)	(1,947)

Balance, December 31, 2013	32,574,360	$32,574	$1,603,894	$(1,634,529)	$1,939

Net income				1,739	1,739

Balance,March 31, 2014	32,574,360	$32,574	$1,603,894	$(1,632,790)	$3,678

See accompanying notes to the financial statements

ACE Consulting Management, Inc.

Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,739	$10,488

Adjustments to reconcile net income to net cash provided by operating activities
Changes in operating assets and liabilities:
Accounts receivable	-	(5,700)
Prepaid expenses	-	-
Accrued expenses	625	175

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,364	4,963

NET CHANGE IN CASH	2,364	4,963

Cash at beginning of period	4,939	4,161

Cash at end of period	$7,303	$9,124

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
March 31, 2014 and 2013
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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 10, 2014.

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

The Company does not have any off-balance-sheet credit exposure to its customers at March 31, 2014 or 2013.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

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

There were no potentially outstanding dilutive common shares for the reporting period ended March 31, 2014 or 2013.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Tax (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2014. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 6 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for the Period Ended		Accounts Receivable at
	March 31, 2014	March 31, 2013	March 31, 2014	December 31, 2013

Customer A	100%	100%	-%	-%

	100%	100%	-%	-%

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

Results of Operation

For the three months ended March 31, 2014 and 2013, we generated revenue of $5,000 and $15,000, respectively. The increase in the revenue for the same period ended March 2014 and 2013 was led by the increase in the volume of consulting services that we provided to clients.

Expenses for the three months ended March 31, 2014 totaled $3,261 resulting in a net income of $1,739. Expenses for the three months ended March 31, 2014 consisted of $36 in general and administrative expenses and $3,225 in professional fees. In comparison, expenses for the same period ended March 31, 2013 totaled $4,512 resulting in a net income of $10,488. Expenses for the period ended March 31, 2013 consisted of $36 in general and administrative expenses and $4,476 in professional fees. The decrease in the expenses for the same period ended March 2014 and 2013 was a result of the decrease in consulting cost that is included profession fees.

Liquidity and Capital Resources

As of March 31, 2014, we had $7,303 cash on hand. We will have to rely upon financing activities and additional capital contributions or loans from shareholders to fund our expenses for the planned business strategy.

As reflected in the accompanying condensed financial statements, we have minimal operations and had an accumulated deficit at March 31, 2014. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2014.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending March 31, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

ACE CONSULTING MANAGEMENT, INC.

Date: May 20, 2014	By:	/s/ Alex Jen
Alex Jen
President, Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer).