Form 10-Q
period 2014-06-30
ACE Consulting Management, Inc.
filed 2014-08-14
CIK 1265848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 32,574,360 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of August 8, 2014.

ACE CONSULTING MANAGEMENT, INC.

QUARTERLY REPORT ON FORM 10-Q
June 30, 2014

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

ACE Consulting Management, Inc.

June 30, 2014 and 2013

ACE Consulting Management, Inc.

Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,976	$4,939

Total Current Assets	6,976	4,939

Total Assets	$6,976	$4,939

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$3,727	$-
Advances from related party	3,000	3,000

Total Current Liabilities	6,727	3,000

STOCKHOLDERS' EQUITY:
Common stock par value $0.001: 50,000,000 shares authorized;
32,574,360 shares issued and outstanding at June 30, 2014 and December 31, 2013.	32,574	32,574
Additional paid-in capital	1,603,894	1,603,894
Accumulated deficit	(1,636,219)	(1,634,529)

Total Stockholders' Equity	249	1,939

Total Liabilities and Stockholders' Equity	$6,976	$4,939

See accompanying notes to the financial statements

ACE Consulting Management, Inc.

Statements of Operations

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$19,000	$14,000	$26,000	$11,000

Operating expenses
Professional fees	20,530	17,305	21,831	17,355
General and administrative expenses	160	124	926	890

Total operating expenses	20,690	17,429	22,757	18,245

Income (loss) from operations	(1,690)	(3,429)	3,243	(7,245)

Income tax provision	-	-	-	-

Net Income (loss)	$(1,690)	$(3,429)	$3,243	$(7,245)

Net income(loss) per common share
- Basic and diluted:	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding
- basic and diluted	32,574,360	32,574,360	32,574,360	32,574,360

See accompanying notes to the financial statements

ACE Consulting Management, Inc.

Statement of Stockholders' Equity
For the reproting period ended June 30, 2014 and December 31, 2013
(Unaudited)

	Common Stock, Par Value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance, December 31, 2011	32,574,360	32,574	1,603,894	(1,620,353)	16,115

Net loss				(12,229)	(12,229)

Balance, December 31, 2012	32,574,360	32,574	1,603,894	(1,632,582)	3,886

Net loss				(1,947)	(1,947)

Balance, December 31, 2013	32,574,360	$32,574	$1,603,894	$(1,634,529)	$1,939

Net loss				(1,690)	(1,690)

Balance,June 30, 2014	32,574,360	$32,574	$1,603,894	$(1,636,219)	$249

See accompanying notes to the financial statements

ACE Consulting Management, Inc.

Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(1,690)	$3,243

Adjustments to reconcile net income to net cash provided by operating activities
Changes in operating assets and liabilities:
Accounts receivable	-	(3,700)
Accrued expenses	3,727	(275)

NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES	2,037	(732)

NET CHANGE IN CASH	2,037	(732)

Cash at beginning of period	4,939	4,161

Cash at end of period	$6,976	$3,429

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements

ACE Consulting Management, Inc.
June 30, 2014 and 2013
Notes to the Financial Statements
(Unaudited)

Note 1 - Organization and Operations

ACE Consulting Management, Inc. (the “Company”) was incorporated on September 19, 2003 under the laws of the State of Delaware.  The Company engages in consulting to corporations to improve growth strategies, performance enhancement and maximization of shareholder value.

Change in Control

Pursuant to the terms of the Stock Purchase Agreements (“Stock Purchase Agreements”) dated July 30, 2014 between the Company, the majority shareholders of the Company (the “Sellers”) and certain buyers (the “Purchasers”), the Purchasers purchased from the Sellers, 29,316,924 shares of common stock of the Company, representing approximately 90% of the issued and outstanding shares of the Company, for an aggregate purchase price of $500,000 (the “Purchase Price”). As of the date hereof, the Purchase Price has not been paid and the closing will be scheduled among the parties at a mutually acceptable date.

Effective July 30, 2014, Mr. Jen resigned as President, Chief Executive Officer and Chief Financial Officer of the Company. He will remain as a member of the Board of Directors of the Company. In addition, Mr. Tickel resigned from the Board of Directors of the Company. On the same day, the Company appointed Henry Lee to serve as the President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors.

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

The Company does not have any off-balance-sheet credit exposure to its customers at June 30, 2014 or 2013.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation—Stock Compensation of the FASB Accounting Standards Codification (“ASC Topic 718”).

Pursuant to ASC Paragraphs 718-10-30-2 and 718-10-30-3 a share-based payment transaction with employees shall be measured based on the fair value of the equity instruments issued and an entity shall account for the compensation cost from share-based payment transactions with employees in accordance with the fair value-based method, i.e., the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or the fair value of the liabilities incurred/settled.

Pursuant to ASC Paragraphs 718-10-30-6 and 718-10-30-9 the measurement objective for equity instruments awarded to employees is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility, at the grant date. As such, the fair value of an equity share option or similar instrument shall be estimated using a valuation technique such as an option pricing model. For this purpose, a similar instrument is one whose fair value differs from its intrinsic value, that is, an instrument that has time value.

If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in its most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The Company estimates the fair value of share options and similar instruments on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

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

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3 the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period.  The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). An entity shall base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. That estimate shall be revised if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered shall be recognized in compensation cost in the period of the change. Previously recognized compensation cost shall not be reversed if an employee share option (or share unit) for which the requisite service has been rendered expires unexercised (or unconverted).

Under the requirement of ASC Paragraph 718-10-35-8 the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

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

There were no potentially outstanding dilutive common shares for the reporting period ended June 30, 2014 or 2013.

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.
Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.
Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2014. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 6 – Concentrations and Credit Risk

Customers Concentrations

Customer concentrations are as follows:

	Net Sales for the Period Ended
	June 30, 2014	June 30, 2013

Customer A	100%	100%

Total	100%	100%

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

Change in Control

On July 30, 2014, the Company, the former majority shareholders of the Company (the “Sellers”) and certain buyers (the “Purchasers”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Sellers, 29,316,924 shares of common stock, par value $0.001 per share, of the Company, representing approximately 90% of the issued and outstanding shares of the Company, for an aggregate purchase price of $500,000 (the “Purchase Price”). As of the date hereof, the Purchase Price has not been paid and the closing will be scheduled among the parties at a mutually acceptable date.

In connection with the Stock Purchase Agreement, on July 30, 2014, Alex Jen submitted to the Company a resignation letter pursuant to which he resigned as the President, Chief Executive Officer and Chief Financial Officer of the Company effectively immediately. He remains as a member of the Board of Directors of the Company. In addition, Gary A. Tickel resigned from the Board of Directors of the Company. Mr. Jen’s and Mr. Tickel’s resignations were not a result of any disagreements relating to the Company’s operations, policies or practices.

On July 30, 2014, the Board of Directors of the Company accepted the resignations of Mr. Jen and Mr. Tickel and appointed Henry Lee to serve as the President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors.

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

Results of Operation

For the three months ended June 30, 2014 and 2013

For the three months ended June 30, 2014 and 2013, we generated revenue of $14,000 and $11,000, respectively. The increase in the revenue during the period was led by the increase in the volume of consulting services that we provided to clients.

Expenses for the three months ended June 30, 2014 totaled $17,429 resulting in a net loss of $3,429. Expenses for the three months ended June 30, 2014 consisted of $124 in general and administrative expenses and $17,305 in professional fees. In comparison, expenses for the same period ended June 30, 2013 totaled $18,245 resulting in a net loss of $7,245. Expenses for the period ended June 30, 2013 consisted of $890 in general and administrative expenses and $17,355 in professional fees. The slight decrease in the expenses for the period ended June 30, 2014 and 2013 was a result of decrease in operation expenses .

For the six months ended June 30, 2014 and 2013

For the six months ended June 30, 2014 and 2013, we generated revenue of $19,000 and $26,000, respectively. The decrease in the revenue during the period was due to less consulting work.

Expenses for the six months ended June 30, 2014 totaled $20,690 resulting in a net loss of $1,690. Expenses for the six months ended June 30, 2014 consisted of $160 in general and administrative expenses and $20,530 in professional fees. In comparison, expenses for the same period ended June 30, 2013 totaled $22,757 resulting in a net income of $3,243. Expenses for the period ended June 30, 2013 consisted of $926 in general and administrative expenses and $21,831 in professional fees. The slight decrease in the expenses for the period ended June 30, 2014 and 2013 was a result of slightly reduce in operation expenses.

Liquidity and Capital Resources

As of June 30, 2014, we had $6,976 cash on hand. We will have to rely upon financing activities and additional capital contributions or loans from shareholders to fund our expenses for the planned business strategy.

As reflected in the accompanying condensed financial statements, we have minimal operations and had an accumulated deficit at June 30, 2014. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.
Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.
Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangement

We do not have any off-balance sheet arrangement.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2014.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2014, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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
* Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CONSULTING MANAGEMENT, INC.

Date: August 14, 2014	By:	/s/ Henry Lee
Henry Lee
President, Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)