Form 10-Q
period 2014-09-30
Safco Investment Holding Corp.
filed 2014-11-13
CIK 1265848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 000-50413

Safco Investment Holding Corp.

(Exact name of registrant as specified in its Charter)

Delaware	98-0407797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

923 E. Valley Blvd, Suite 103B, San Gabriel, CA	91776
(Address of principal executive offices)	(Zip Code)

(626) 307-2273

(Registrant’s telephone number, including area code)

ACE Consulting Management, Inc.

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 32,574,360 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of November 12, 2014.

Safco Investment Holding Corp.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

2

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

3

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Safco Investment Holding Corp

(Formerly ACE Consulting Management, Inc.)

September 30, 2014 and 2013

Safco Investment Holding Corp

(Formerly ACE Consulting Management, Inc)

Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,770	$4,939

Total Current Assets	2,770	4,939

Total Assets	$2,770	$4,939

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	$275	$-
Advances from related party	3,000	3,000

Total Current Liabilities	3,275	3,000

STOCKHOLDERS' EQUITY:
Preferred stock at $0.001 par value: 30,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 32,574,360 shares issued and outstanding at September 30, 2014 and December 31, 2013.	32,574	32,574
Additional paid-in capital	1,624,727	1,603,894
Accumulated deficit	(1,657,806)	(1,634,529)

Total Stockholders' Equity(Deficit)	(505)	1,939

Total Liabilities and Stockholders' Equity(Deficit)	$2,770	$4,939

See accompanying notes to the financial statements

Safco Investment Holding Corp

(Formerly ACE Consulting Management, Inc)

Statements of Operations

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2014	September 30, 2013	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$19,000	$-	$26,000	$-

Operating expenses
Professional fees	40,956	20,426	26,900	5,069
General and administrative expenses	1,321	1,161	1,257	331

Total operating expenses	42,277	21,587	28,157	5,400

Loss from operations	(23,277)	(21,587)	(2,157)	(5,400)

Income tax provision	-	-	-	-

Net loss	$(23,277)	$(21,587)	$(2,157)	$(5,400)

Net loss per common share - Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	32,574,360	32,574,360	32,574,360	32,574,360

See accompanying notes to the financial statements

Safco Investment Holding Corp

(Formerly ACE Consulting Management, Inc)

Statement of Stockholders' Equity (Deficit)

For the reproting period ended September 30, 2014 and December 31, 2013

(Unaudited)

	Common Stock, Par Value $0.001		Additional		Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2012	32,574,360	32,574	1,603,894	(1,632,582)	3,886

Net loss				(1,947)	(1,947)

Balance, December 31, 2013	32,574,360	$32,574	$1,603,894	$(1,634,529)	$1,939

Contributed Capital			20,833		20,833

Net loss				(23,277)	(23,277)

Balance, September 30, 2014	32,574,360	$32,574	$1,624,727	$(1,657,806)	$(505)

See accompanying notes to the financial statements

Safco Investment Holding Corp

(Formerly ACE Consulting Management, Inc)

Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,277)	$(2,157)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts receivable	-	1,300
Accrued expenses	275	(275)

NET CASH USED IN OPERATING ACTIVITIES	(23,002)	(1,132)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution-Stockholder's payment for accrual expenses	20,833	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,833	-

NET CHANGE IN CASH	(2,169)	(1,132)

Cash at beginning of period	4,939	4,161

Cash at end of period	$2,770	$3,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements

Safco Investment Holding Corp

(Formerly ACE Consulting Management, Inc.)

September 30, 2014 and 2013

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

On August 18, 2014, the Company filed Articles of Amendment to the Articles of Incorporation, and changed its name from ACE Consulting Management, Inc. to Safco Investment Holding Corp.

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

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2014 or 2013.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended September 30, 2014 or 2013.

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

There were no potentially outstanding dilutive common shares for the reporting period ended September 30, 2014 or 2013.

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a. Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b. Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c. Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a. Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b. Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c. Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2014. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

In November 2011, a former stockholder of the Company advanced $3,000 to the Company for working capital purposes.

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

On August 18, 2014, the Company filed an amendment to the Articles of Incorporations that increase the total number of authorized shares of the Company to One Hundred and Thirty Million (130,000,000) shares, consisting of (i) Thirty Million (30,000,0000) shares of preferred stock, par value $0.001 per share and (ii) One Hundred Million (100,000,000) shares of Common Stock, par value $0.001 per share.

Additional Paid-in Capital

For the reporting period ended September 30, 2014, one related party paid outstanding invoice totaling $20,833 which has been recorded as contributed capital.

Note 6 – Concentrations and Credit Risk

Customers Concentrations

Customer concentrations are as follows:

	Net Sales for the Period Ended
	September 30, 2014	September 30, 2013

Customer A	100%	100%

Total	100%	100%

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

On September 30, 2014, we filed an amendment to our Certificate of Incorporation to change the Company’s name to Safco Investment Holding Corp.

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

We plan to raise funds through equity financing in the next 12 months. If we successfully raise the funds, it will be used for our operations and to invest in potential joint venture or acquisition.

Results of Operation

For the three months ended September 30, 2014 and 2013

For the three months ended September 30, 2014 and 2013, we generated no revenue respectively.

Expenses for the three months ended September 30, 2014 totaled $21,587 resulting in a net loss of $21,587. Expenses for the three months ended September 30, 2014 consisted of $1,161 in general and administrative expenses and $20,426 in professional fees. In comparison, expenses for the same period ended September 30, 2013 totaled $5,400 resulting in a net loss of $5,400. Expenses for the period ended September 30, 2013 consisted of $331 in general and administrative expenses and $5,069 in professional fees. The increase in the expenses for the period ended September 30, 2014 and 2013 was a result of increase in professional expenses.

For the nine months ended September 30, 2014 and 2013

For the nine months ended September 30, 2014 and 2013, we generated revenue of $19,000 and $26,000, respectively. The decrease in the revenue during the period was due to less consulting work.

Expenses for the nine months ended September 30, 2014 totaled $42,277 resulting in a net loss of $23,277. Expenses for the nine months ended September 30, 2014 consisted of $1,321 in general and administrative expenses and $40,956 in professional fees. In comparison, expenses for the same period ended September 30, 2013 totaled $28,157 resulting in a net loss of $2,157. Expenses for the period ended September 30, 2013 consisted of $1,257 in general and administrative expenses and $26,900 in professional fees. The increase in the expenses for the period ended September 30, 2014 and 2013 was a result of increase in professional expenses.

Liquidity and Capital Resources

As of September 30, 2014, we had $2,770 cash on hand. We will have to rely upon financing activities and additional capital contributions or loans from shareholders to fund our expenses for the planned business strategy.

As reflected in the accompanying condensed financial statements, we have minimal operations and had an accumulated deficit at September 30, 2014. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2014.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2014, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On September 30, 2014, we filed an amendment to our Certificate of Incorporation to change the Company’s name to Safco Investment Holding Corp.

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment of Certificate of Incorporation, dated September 30, 2014.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

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

Safco Investment Holding Corp.

Date: November 13, 2014	By:	/s/ Henry Lee
Henry Lee
President, Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

