Form 10-K
period 2014-12-31
Safco Investment Holding Corp.
filed 2015-03-31
CIK 1265848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of March 31, 2015, the number of shares of common stock of the registrant outstanding is 32,574,360, par value $0.001 per share.

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

On September 30, 2014, the Company filed Articles of Amendment to the Articles of Incorporation, and changed its name from ACE Consulting Management, Inc. to Safco Investment Holding Corp., and to increase the number of authorized shares of capital stock to 100,000,000 shares of common stock; $0.001 par value and 30.000.000 shares of preferred stock S0.001 par value.

Business Strategy

We intend to build an international cross-cultural consulting firm for Chinese-American Businesses by nurturing relationships between each Continent.

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

Employees

As of March 31, 2015, we have no full time employees. Our officer and directors spend approximately 30 hours per week on Company matters. We may employ additional people as we continue to implement our plan of operation.

ITEM 1A.    RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.       PROPERTIES.

Our principal executive office is located at 923 E. Valley Blvd, Suite 103B, San Gabriel, CA 91776 and our telephone number is (626) 307-2273.  Office space is provided by an officer of the Company at no cost.

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

ITEM 4.       MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is currently trading on the OTC bulletin Board under symbol SIHC. Our stock is thinly traded and there is no active trading market developed for our shares of common stock.

Holders

As of March 31, 2015, we had approximately 73 holders of our common stock.

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

On September 30, 2014, we filed an amendment to our Certificate of Incorporation to change the Company’s name to Safco Investment Holding Corp., and to increase the number of authorized shares of capital stock to 100,000,000 shares of common stock; $0.001 par value and 30.000.000 shares of preferred stock S0.001 par value.

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

Results of Operation

For the twelve months ended December 31, 2014 and December 31, 2013, we had revenue of $19,000 and $32,000, respectively.  Expenses for the period ended December 31, 2014 totaled $49,306 resulting in a net loss of $30,306. Expenses for the period ended December 31, 2014 consisted of $2,496 in general and administrative expenses, $46,810 in professional fees, and $0 in consulting fees. In comparison, expenses for the same period ended December 31, 2013 totaled $33,947 resulting in a net loss of $1,947. Expenses for the period ended December 31, 2013 consisted of $2,995 in general and administrative expenses, and $30,952 in professional fees, $0 in consulting fees. The increase in the expenses for the same period ended December 31, 2014 is primarily due to the increase of professional fees.

Liquidity and Capital Resources

At December 31, 2014 the Company had $2,447 in cash. We will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses for our planned business strategy.

As reflected in the accompanying financial statements, the Company has net cash used in operations of $30,031 for the year 2014 and has an accumulated deficit of $1,664,835 This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2014, we do not have any off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Safco Investment Holding Corp

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Safco Investment Holdings Corp.

We have audited the accompanying balance sheets of Safco Investment Holdings Corp. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at December 31, 2014, and had a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC

Li and Company, PC

Skillman, New Jersey

March 31, 2015

Safco Investment Holding Corp
(Formerly ACE Consulting Management, Inc)
Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS:
Cash	$2,447	$4,939

Total Current Assets	2,447	4,939

Total Assets	$2,447	$4,939

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	$275	$-
Advances from related party	3,000	3,000

Total Current Liabilities	3,275	3,000

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.001 par value: 30,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized;
32,574,360 shares issued and outstanding at December 31, 2014 and 2013.	32,574	32,574
Additional paid-in capital	1,631,433	1,603,894
Accumulated deficit	(1,664,835)	(1,634,529)

Total Stockholders' Equity(Deficit)	(828)	1,939

Total Liabilities and Stockholders' Equity(Deficit)	$2,447	$4,939

See accompanying notes to the financial statements

Safco Investment Holding Corp
(Formerly ACE Consulting Management, Inc)
Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2014	December 31, 2013

Net revenues	$19,000	$32,000

Operating expenses
Professional fees	46,810	30,952
General and administrative expenses	2,496	2,995

Total operating expenses	49,306	33,947

Loss from operations	(30,306)	(1,947)

Income tax provision	-	-

Net loss	$(30,306)	$(1,947)

Net loss per common share - Basic and diluted:	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	32,574,360	32,574,360

See accompanying notes to the financial statements

Safco Investment Holding Corp
(Formerly ACE Consulting Management, Inc)
Statement of Changes in Stockholders' Equity (Deficit)
For the reproting period ended December 31, 2014 and 2013

	Common Stock, Par Value $0.001		Additional		Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2012	32,574,360	32,574	1,603,894	(1,632,582)	3,886

Net loss				(1,947)	(1,947)

Balance, December 31, 2013	32,574,360	$32,574	$1,603,894	$(1,634,529)	$1,939

Contributed Capital			27,539		27,539

Net loss				(30,306)	(30,306)

Balance,December 31, 2014	32,574,360	$32,574	$1,631,433	$(1,664,835)	$(828)

See accompanying notes to the financial statements

Safco Investment Holding Corp
(Formerly ACE Consulting Management, Inc)
Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,306)	$(1,947)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts receivable	-	3,000
Accrued expenses	275	(275)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(30,031)	778

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution-Stockholder's payment for accrued expenses	27,539	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,539	-

NET CHANGE IN CASH	(2,492)	778

Cash at beginning of period	4,939	4,161

Cash at end of period	$2,447	$4,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements

Safco Investment Corp

(Formerly Ace Consulting Management Inc)

December 31, 2014 and 2013

Notes to the Financial Statements

Note 1 - Organization and Operations

Safco Investment Corp ( formerly “ACE Consulting Management, Inc.” or the “Company”) was incorporated on September 19, 2003 under the laws of the State of Delaware. The Company engages in consulting to corporations to improve growth strategies, performance enhancement and maximization of shareholder value.

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

The Company does not have any off-balance-sheet credit exposure to its customers at December 31, 2014 or 2013.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Deferred Tax Assets and Income Tax Provision

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15

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

There were no potentially outstanding dilutive common shares for the reporting period ended December 31, 2014 or 2013.

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

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).\

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended.. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 – Stockholders’ Equity (Deficit)

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

Additional Paid-in Capital

For the reporting period ended December 31, 2014, one related party paid outstanding invoice totaling $27,539, which has been recorded as contributed capital.

Note 6 – Concentrations and Credit Risk

Customers Concentrations

Customer concentrations are as follows:

	Net Sales for the Period Ended
	December 31, 2014	December 31, 2013

Customer A	100%	100%

Total	100%	100%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 7 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At December 31, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $1,664,835 that may be offset against future taxable income through 2034. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $566,044 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization.  The valuation allowance increased approximately $10,304 and $662 for the reporting period ended December 31, 2014 and 2013, respectively.

Components of deferred tax assets in the consolidated balance sheets are as follows:

	December 31, 2014	December 31, 2013
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$566,044	$555,740

Less valuation allowance	(566,044)	(555,740)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the reporting period ended December 31, 2014	For the reporting period ended December 31, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

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

Management's Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President, Chief Executive Officer and Chief Financial Officer, in connection with the review of our financial statements as of December 31, 2014.

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

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Positions and Offices Held
Henry Lee	63	President, Chief Executive Officer, Chief Financial Officer and Director
Alex Jen	71	Director

Henry Lee, age 63, has decades of experience in international trading, logistic industry and business investment. Mr. Lee is the founder of Safeco Group in 1985 and was appointed as Managing Director since inception. Mr. Lee has also developed and started new ventures in his past years of business investment in Asia region. Mr. Lee received a B.A. degree in Business Management from Taiwan National Chung Hsing University. Through the years Mr. Lee has developed extensive relationship and significant experience in greater China market. At present Mr. Lee serves as Vice President of Taiwanese Chamber of Commerce Association in Nanning, Guangxi province, China.

Alex Jen, Ph.D., age 71, served as the Director of the Company since inception. Dr. Jen served as President of Omni Consultant Ltd starting in December 2002 doing consulting work for Chinese firms exporting merchandise to the United States until his resignation in December 2004. He has extensive experiences in the development, manufacturing and marketing of new products in the pharmaceutical, consumer chemicals, foods, and electronic industries. He has held various positions at FMC Corporation from 1971 to 1972 as Development Engineer, Abbott Laboratories from 1972 to 1976 as Project Manager, Proctor and Gamble Company and Clorox from 1976 to 1992 as Project Engineer, and Fortron/Source Corporation from 1992 to 2002 as Vice President of China Operations. Dr. Jen received his Ph.D. in Chemical Engineering from the University of Massachusetts at Amherst in 1968.    Dr. Jen is of Chinese descent and provides a broad project management, engineering and certification background from both continents.

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

Compliance with Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. Based solely on our review of the reports filed with the SEC, no person failed to timely file reports required by Section 16(a) in the past two fiscal years, other than that Alex Jen failed to file a Form 4 in connection with his resignation as President, Chief Executive Officer and Chief Financial Officer, and that Gary A. Tickel failed to file a Form 4 in connection with his resignation as Director of the Company on July 30, 2014.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Principal Executive Officer and Principal Financial Officer. This Code of Ethics was previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 13, 2009.

ITEM 11.    EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2014 and December 31, 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Alex Jen, Former President, Chief Executive Officer Chief Financial	2014	$0	0	0	0	0	0	$0	$0
Officer	2013	$0	0	0	0	0	0	$0	$0

Henry Lee, President, Chief Executive Officer and Chief Financial Officer	2014	$0	0	0	0	0	0	$0	$0

Employment Agreements

We do not have any employment agreements in place with our sole officer or directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2014.

Compensation of Directors

Our directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 32,574,360 ordinary shares issued and outstanding as of March 31, 2015.

Name	Number of Shares Beneficially Owned		Percent of Class (1)

Pan Asia Holding Corp. 8FL, No. 167 Chang An E. Road., Sec 2 Taipei, Taiwan	22,867,201	(2)	70.20%

Alex Jen, Director 711 N. 1st Avenue Arcadia, California 91006	0		0%

Rostar International Holdings Ltd. Unit D, 5/F, No.430-436 Nathan Road Kowloon, Hong Kong	2,345,354	(3)	7.20%

Ting-Wei Lee 4 FL, No.4 Alley 35, Lane 179 Nei Hu Road., Sec.2 Taipei, Taiwan	1,759,015		5.40%

All Executive Officers and Directors as a group (1 person)	22,867,201		70.20%

(1)	Applicable percentage ownership is based on 32,574,360 shares of Common Stock outstanding as of March 31, 2015.

(2)	Henry Lee, our Chief Executive Officer, Chief Financial Officer and Director, has the sole voting and dispositive control over these securities.

(3)	Chang Jung Lee has sole voting and dispositive control over these securities.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $9,750 and $8,000 for the fiscal year ended 2014 and 2013, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title
3.1	Certificate Of Incorporation (Incorporated by reference to Form 10SB filed on October 9, 2003.)
3.2	Certificate Of Amendment Of Certificate Of Incorporation (Incorporated by reference to Form S-1 filed on September 16, 2010.)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 30, 2014. (Incorporated by reference to the Quarter Report on Form 10-Q filed on November 13, 2014.)
3.4	By-Laws (Incorporated by reference to Form 10SB filed on October 9, 2003.)
14.1	Code of Ethics (Incorporated by reference to Form 10-KSB filed on March 22, 2005.)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safco Investment Holding Corp.

By:	/s/ Henry Lee
Henry Lee President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Date:	March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Henry Lee	President, Chief Executive Officer, Chief	March 31, 2015
Henry Lee	Financial Officer, and Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)

/s/ Alex Jen	Director	March 31, 2015
Alex Jen

