Form 10-Q
period 2015-03-31
Safco Investment Holding Corp.
filed 2015-05-14
CIK 1265848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 32,574,360 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of May 14, 2015.

Safco Investment Holding Corp.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2015

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

Safco Investment Holding Corp

March 31, 2015 and 2014

Safco Investment Holding Corp

Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,270	$2,447

Total Current Assets	4,270	2,447

Total Assets	$4,270	$2,447

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	$7,409	$275
Advances from related party	8,310	3,000

Total Current Liabilities	15,719	3,275

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.001 par value: 30,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized;
32,574,360 shares issued and outstanding	32,574	32,574
Additional paid-in capital	1,632,034	1,631,433
Accumulated deficit	(1,676,057)	(1,664,835)

Total Stockholders' Equity (Deficit)	(11,449)	(828)

Total Liabilities and Stockholders' Equity (Deficit)	$4,270	$2,447

See accompanying notes to the financial statements

Safco Investment Holding Corp

Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

Net revenues	$-	$5,000

Operating expenses
Professional fees	11,144	3,225
General and administrative expenses	78	36

Total operating expenses	11,222	3,261

Loss from operations	(11,222)	1,739

Income tax provision	-	-

Net loss	$(11,222)	$1,739

Net loss per common share
- Basic and diluted:	$(0.00)	$0.00

Weighted average common shares outstanding
- basic and diluted	32,574,360	32,574,360

See accompanying notes to the financial statements

Safco Investment Holding Corp

Statement of Changes in Stockholders' Equity (Deficit)

For the reporting period ended March 31, 2015

(Unaudited)

	Common Stock, Par Value $0.001		Additional		Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2012	32,574,360	32,574	1,603,894	(1,632,582)	3,886

Net loss				(1,947)	(1,947)

Balance, December 31, 2013	32,574,360	$32,574	$1,603,894	$(1,634,529)	$1,939

Contributed Capital			27,539		27,539

Net loss				(30,306)	(30,306)

Balance,December 31, 2014	32,574,360	32,574	1,631,433	(1,664,835)	(828)

Contributed Capital			601		601

Net loss				(11,222)	(11,222)

Balance, March 31, 2015	32,574,360	$32,574	$1,632,034	$(1,676,057)	$(11,449)

See accompanying notes to the financial statements

Safco Investment Holding Corp

Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,222)	$1,739

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	7,134	625

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,088)	2,364

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	5,310	-
Capital contribution-Stockholder's payment for accrued expenses	601	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,911	-

NET CHANGE IN CASH	1,823	2,364

Cash at beginning of period	2,447	4,939

Cash at end of period	$4,270	$7,303

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements

Safco Investment Holding Corp

March 31, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Safco Investment Holding Corp ( formerly “ACE Consulting Management, Inc.” or the “Company”) was incorporated on September 19, 2003 under the laws of the State of Delaware. The Company engages in consulting to corporations to improve growth strategies, performance enhancement and maximization of shareholder value.

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

Note 2 – Summary of Significant Accounting Policies

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

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

The Company does not have any off-balance-sheet credit exposure to its customers at March 31, 2015 and December 31, 2014.

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

There were no potentially outstanding dilutive common shares for the reporting period ended March 31, 2015 and 2014.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended.. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

Advances from Former Shareholder

From time to time, a related party of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

In November 2011, a former stockholder of the Company advanced $3,000 to the Company for working capital purposes, $2,399 of which was repaid back and $601 was re-classed as contribution of capital in March 31, 2015.

Advances from Current Shareholder

From time to time, a shareholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

At March 31, 2015, a stockholder of the Company advanced $8,310 to the Company for working capital purposes.

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

For the reporting period ended March 31, 2015, one related party paid outstanding invoice totaling $601, which has been recorded as contributed capital.

Note 6 – Subsequent Events

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

Results of Operation

For the three months ended March 31, 2015 and 2014

For the three months ended March 31, 2015, we generated no revenue as compared to $5,000 for the same period ended March 31, 2014.

Expenses for the three months ended March 31, 2015 totaled $11,222 resulting in a net loss of $11,222. Expenses for the three months ended March 31, 2015 consisted of $78 in general and administrative expenses and $11,144 in professional fees. In comparison, expenses for the same period ended March 31, 2014 totaled $3,225 resulting in a net loss of $3,225. Expenses for the period ended March 31, 2014 consisted of $36 in general and administrative expenses and $3,225 in professional fees. The increase in the expenses for the period ended March 31, 2015 and 2014 was a result of increase in professional expenses.

Liquidity and Capital Resources

As of March 31, 2015, we had $4,270 cash on hand. We will have to rely upon financing activities and additional capital contributions or loans from shareholders to fund our expenses for the planned business strategy.

As reflected in the accompanying condensed financial statements, we have minimal operations and had an accumulated deficit at March 31, 2015. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2015.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 2015.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Safco Investment Holding Corp.

Date: May 14, 2015	By:	/s/ Henry Lee
Henry Lee
President, Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

