Form 10-Q
period 2015-06-30
Safco Investment Holding Corp.
filed 2015-08-19
CIK 1265848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 32,574,360 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of August 17, 2015.

Safco Investment Holding Corp.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2015

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

Safco Investment Holding Corp

June 30, 2015 and 2014

Safco Investment Holding Corp

Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,342	$2,447

Total Current Assets	5,342	2,447

Total Assets	$5,342	$2,447

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,138	$275
Advances from related party	19,810	3,000

Total Current Liabilities	25,948	3,275

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.001 par value: 30,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 32,574,360 shares issued and outstanding	32,574	32,574
Additional paid-in capital	1,632,034	1,631,433
Accumulated deficit	(1,685,214)	(1,664,835)

Total Stockholders' Equity (Deficit)	(20,606)	(828)

Total Liabilities and Stockholders' Equity (Deficit)	$5,342	$2,447

See accompanying notes to the financial statements

Safco Investment Holding Corp

Statements of Operations

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$19,000	$14,000

Operating expenses
Professional fees	20,197	9,053	20,530	17,305
General and administrative expenses	182	104	160	124

Total operating expenses	20,379	9,157	20,690	17,429

Loss from operations	(20,379)	(9,157)	(1,690)	(3,429)

Income tax provision	-	-	-	-

Net loss	$(20,379)	$(9,157)	$(1,690)	$(3,429)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	32,574,360	32,574,360	32,574,360	32,574,360

See accompanying notes to the financial statements

Safco Investment Holding Corp

Statement of Changes in Stockholders' Equity (Deficit)

For the reporting period ended June 30, 2015

(Unaudited)

	Common Stock, Par Value $0.001		Additional		Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2013	32,574,360	$32,574	$1,603,894	$(1,634,529)	$1,939

Contributed Capital			27,539		27,539

Net loss				(30,306)	(30,306)

Balance, December 31, 2014	32,574,360	32,574	1,631,433	(1,664,835)	(828)

Contributed Capital			601		601

Net loss				(20,379)	(20,379)

Balance, June 30, 2015	32,574,360	$32,574	$1,632,034	$(1,685,214)	$(20,606)

See accompanying notes to the financial statements

Safco Investment Holding Corp

Statements of Cash Flows

	For the Six Months	For the six months
	Ended	ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)

ASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,379)	$(1,690)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Changes in operating assets and liabilities:
Accounts receivable	-	-
Accrued expenses	5,863	3,727

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(14,516)	2,037

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	16,810	-
Capital contribution-Stockholder's payment for accrued expenses	601	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,411	-

NET CHANGE IN CASH	2,895	2,037

Cash at beginning of period	2,447	4,939

Cash at end of period	$5,342	$6,976

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements

Safco Investment Corp

June 30, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Safco Investment Corp was incorporated on September 19, 2003 under the laws of the State of Delaware. The Company engages in consulting to corporations to improve growth strategies, performance enhancement and maximization of shareholder value.

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

The Company does not have any off-balance-sheet credit exposure to its customers at June 30, 2015 and December 31, 2014.

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

There were no potentially outstanding dilutive common shares for the reporting period ended June 30, 2015 and 2014.

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

In November 2014, the FASB issued the FASB Accounting Standards Update No. 2014-16 “ Derivatives and Hedging (Topic 815) : Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”).

The amendments in ASU No. 2014-16 clarify that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract.

The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted.

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”).

This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “ Consolidation (Topic 810) - Amendments to the Consolidation Analysis” (“ASU 2015-02”) to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

●	Eliminating the presumption that a general partner should consolidate a limited partnership.

●	Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).

●	Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.

●	Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.

●	Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended.. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

In November 2011, a former stockholder of the Company advanced $3,000 to the Company for working capital purposes, $2,399 of which was repaid back and $601 was re-classed as contribution of capital in the period ending June 30, 2015.

Advances from Current Shareholder

From time to time, a shareholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

For the reporting period ended June 30, 2015, a stockholder of the Company advanced $19,810 to the Company for working capital purposes.

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

Additional Paid-in Capital

For the reporting period ended June 30, 2015, one related party paid outstanding invoice totaling $601, which has been recorded as contributed capital.

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

Results of Operation

For the six months ended June 30, 2015 and 2014

For the six months ended June 30, 2015, we generated no revenue as compared to $19,000 for the same period ended June 30, 2014.

Operating expenses for the six months ended June 30, 2015 totaled $20,379 resulting in a net loss of $20,379. Expenses for the six months ended June 30, 2015 consisted of $182 in general and administrative expenses and $20,197 in professional fees. In comparison, expenses for the same period ended June 30, 2014 totaled $20,690 resulting in a net loss of $1,690. Expenses for the period ended June 30, 2014 consisted of $160 in general and administrative expenses and $20,530 in professional fees. The increase in the loss for the period ended June 30, 2015 compared with same period of 2014 was a result of no revenue generated for the six months ended June 30, 2015.

For the three months ended June 30, 2015 and 2014

For the three months ended June 30, 2015, we generated no revenue as compared to $14,000 for the same period ended June 30, 2014.

Operating expenses for the three months ended June 30, 2015 totaled $9,157 resulting in a net loss of $9,157. Expenses for the three months ended June 30, 2015 consisted of $104 in general and administrative expenses and $9,053 in professional fees. In comparison, expenses for the same period ended June 30, 2014 totaled $17,429 resulting in a net loss of $3,429. Expenses for the period ended June 30, 2014 consisted of $124 in general and administrative expenses and $17,305 in professional fees. The increase in the loss for the period ended June 30, 2015 compared with 2014 was a result of no revenue generated for the three months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2015, we had $5,342 cash on hand. We will have to rely upon financing activities and additional capital contributions or loans from shareholders to fund our expenses for the planned business strategy.

As reflected in the accompanying condensed financial statements, we have minimal operations, an accumulated deficit and net cash used in operating activities at June 30, 2015. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2015.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2015, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2015.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Safco Investment Holding Corp.

Date: August 19, 2015	By:	/s/ Henry Lee
Henry Lee
President, Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

