Form 10-Q
period 2015-09-30
Safco Investment Holding Corp.
filed 2015-11-16
CIK 1265848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 32,574,360 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of November 13, 2015.

Safco Investment Holding Corp.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

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

Safco Investment Holding Corp

September 30, 2015 and 2014

Safco Investment Holding Corp

Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$623	$2,447

Total Current Assets	623	2,447

Total Assets	$623	$2,447

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	$7,265	$275
Advances from related party	22,354	3,000

Total Current Liabilities	29,619	3,275

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.001 par value: 30,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 32,574,360 shares issued and outstanding	32,574	32,574
Additional paid-in capital	1,632,034	1,631,433
Accumulated deficit	(1,693,604)	(1,664,835)

Total Stockholders' Equity (Deficit)	(28,996)	(828)

Total Liabilities and Stockholders' Equity (Deficit)	$623	$2,447

See accompanying notes to the financial statements

Safco Investment Holding Corp

Statements of Operations

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$19,000	$-

Operating expenses
Professional fees	27,211	7,014	40,956	20,426
General and administrative expenses	1,558	1,376	1,321	1,161

Total operating expenses	28,769	8,390	42,277	21,587

Loss from operations	(28,769)	(8,390)	(23,277)	(21,587)

Income tax provision	-	-	-	-

Net loss	$(28,769)	$(8,390)	$(23,277)	$(21,587)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	32,574,360	32,574,360	32,574,360	32,574,360

See accompanying notes to the financial statements

Safco Investment Holding Corp

Statement of Changes in Stockholders' Equity (Deficit)

For the reporting period ended September 30, 2015

(Unaudited)

	Common Stock, Par Value $0.001		Additional		Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2012	32,574,360	32,574	1,603,894	(1,632,582)	3,886

Net loss				(1,947)	(1,947)

Balance, December 31, 2013	32,574,360	$32,574	$1,603,894	$(1,634,529)	$1,939

Contributed Capital			27,539		27,539

Net loss				(30,306)	(30,306)

Balance, December 31, 2014	32,574,360	32,574	1,631,433	(1,664,835)	(828)

Contributed Capital			601		601

Net loss				(28,769)	(28,769)

Balance, September 30, 2015	32,574,360	$32,574	$1,632,034	$(1,693,604)	$(28,996)

See accompanying notes to the financial statements

Safco Investment Holding Corp

Statements of Cash Flows

	For the Nine Months	For the Nine months
	Ended	Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,769)	$(23,277)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	6,990	275

NET CASH (USED IN) OPERATING ACTIVITIES	(21,779)	(23,002)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	19,354	-
Capital contribution-Stockholder's payment for accrued expenses	601	20,833

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,955	20,833

NET CHANGE IN CASH	(1,824)	(2,169)

Cash at beginning of period	2,447	4,939

Cash at end of period	$623	$2,770

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements

Safco Investment Corp

(Formerly Ace Consulting Management Inc)

September 30, 2015 and 2014

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Safco Investment Corp (formerly “ACE Consulting Management, Inc.” or the “Company”) was incorporated on September 19, 2003 under the laws of the State of Delaware. The Company engages in consulting to corporations to improve growth strategies, performance enhancement and maximization of shareholder value.

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

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2015 and December 31, 2014.

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

There were no potentially outstanding dilutive common shares for the reporting period ended September 30, 2015 and 2014.

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

 In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”).

The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended.. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

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

In November 2011, a former stockholder of the Company advanced $3,000 to the Company for working capital purposes, $2,399 of which was repaid back and $601 was re-classed as contribution of capital in the period ending September 30, 2015.

Advances from Current Shareholder

From time to time, a shareholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

At September 30, 2015, a stockholder of the Company advanced $22,354 to the Company for working capital purposes.

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

Results of Operation

For the nine months ended September 30, 2015 and 2014

For the nine months ended September 30, 2015, we generated no revenue as compared to $19,000 for the same period ended September 30, 2014.

Operating expenses for the nine months ended September 30, 2015 totaled $28,769 resulting in a net loss of $28,769. Expenses for the nine months ended September 30, 2015 consisted of $1,558 in general and administrative expenses and $27,211 in professional fees. In comparison, expenses for the same period ended September 30, 2014 totaled $42,277 resulting in a net loss of $23,277. Expenses for the period ended September 30, 2014 consisted of $1,321 in general and administrative expenses and $42,277 in professional fees. The increase in the loss for the period ended September 30, 2015 compared with same period of 2014 was a result of no revenue generated for the nine months ended September 30, 2015.

For the three months ended September 30, 2015 and 2014

For the three months ended September 30, 2015, we generated no revenue. We generated no revenue for the same period ended September 30, 2014.

Operating expenses for the three months ended September 30, 2015 totaled $8,390 resulting in a net loss of $8,390. Expenses for the three months ended September 30, 2015 consisted of $1,376 in general and administrative expenses and $7,014 in professional fees. In comparison, expenses for the same period ended September 30, 2014 totaled $21,587 resulting in a net loss of $21,587. Expenses for the period ended September 30, 2014 consisted of $1,161 in general and administrative expenses and $20,426 in professional fees. The decrease in the loss for the period ended September 30, 2015 compared with 2014 was a result of less expenditures on professional fees.

Liquidity and Capital Resources

As of September 30, 2015, we had $623 cash on hand. We will have to rely upon financing activities and additional capital contributions or loans from shareholders to fund our expenses for the planned business strategy.

As reflected in the accompanying condensed financial statements, we have minimal operations, an accumulated deficit and net cash used in operating activities at September 30, 2015. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2015.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2015, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2015.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Description
31.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Safco Investment Holding Corp.

Date: November 16, 2015	By:	/s/ Henry Lee
Henry Lee
President, Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)