Form 10-K
period 2015-12-31
Safco Investment Holding Corp.
filed 2016-04-14
CIK 1265848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

As of March 31, 2016, the number of shares of common stock of the registrant outstanding is 32,574,360, par value $0.001 per share.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

Change in Control

Pursuant to the terms of the Stock Purchase Agreements (“Stock Purchase Agreements”) dated July 30, 2014 between the Company, the majority shareholders of the Company (the “Sellers”) and certain buyers (the “Purchasers”), the Purchasers purchased from the Sellers, 29,316,924 shares of common stock of the Company, representing approximately 90% of the issued and outstanding shares of the Company, for an aggregate purchase price of $500,000 (the “Purchase Price”). As of the date hereof, $300,000 has been paid and the balance to pay before December 31, 2016 or sooner at a mutually agreed date.

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

On September 30, 2014, the Company filed Articles of Amendment to the Articles of Incorporation, and changed its name from ACE Consulting Management, Inc. to Safco Investment Holding Corp., and to increase the number of authorized shares of capital stock to 100,000,000 shares of common stock; $0.001 par value and 30,000,000 shares of preferred stock S0.001 par value.

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

Our strategy-led approach includes:

○	analyzing the client's industry, business model and goals;
○	developing a portfolio of solutions in the context of an overall business strategy; and
○	developing and launching various objectives in a sequence that is designed to maximize profitability and shareholder value over the long term.

Our commitment to entrepreneurial innovation allows us to provide our clients with professional services from consultants who have extensive small to medium size business experience. Our delivery model is based upon a proprietary methodology that we call Profit design. This methodology is designed to ensure that we:

○	involve all of our competencies in each phase of our engagements;
○	take advantage of the standards, benchmarks and approaches we have developed; and
○	follow detailed control procedures that are designed to ensure that we are delivering high quality solutions.

Specific Consulting Services

Our clients often experience similar problems regardless of the industry in which they operate within since we focus on providing our services for small to medium sized growth enterprises. We address our clients’ problems by categorizing them in three broad areas consisting of operational, organizational, and financial reporting problems. Some examples of specific types of problems include:

Potential Client Organizational Issues

○	Goals and objectives for the company and its departments are not identified nor communicated effectively to appropriate levels of management
○	Job descriptions are not utilized to detail work requirements, responsibilities, levels of authority, autonomy to make decisions, or standards of performance
○	Roles and responsibilities are not clearly defined for managers or employees
○	Managerial chains-of-command overlap in many departments, causing confusion and a loss of accountability
○	Client companies current organizational structure is not defined or documented
○	The company’s management team does not effectively transfer information between departments or shifts

Potential Solutions We May Offer To Client Organizational Issues

○	Develop a complete personnel program to include formal policies and procedures, documentation and reviews and salary administration
○	Implement management method and accountabilities for executive group, department heads, and supervisors
○	Update or create an employee handbook
○	Establish formal job descriptions, performance reviews, and pay for performance system to foster sales and profit growth
○	Develop/publish organizational structure outlining management structure and each functional area of the business and chain of command
○	Design and implement an incentive program basing compensation on savings earned to reward good employees/key people

Potential Client Operational Issues

○	Company forecasting effectiveness is questionable
○	Limited sales forecasting ability
○	Operating budgets are not utilized effectively
○	Inconsistent occurrence of management or production meetings, regardless of the attendance demonstrates a lack of value placed on the function
○	No profitability planned by product mix
○	All management levels below project manager do not have any real understanding of profit or loss on a job until after the fact

Potential Solutions We May Offer To Client Operational Issues

○	Implement manning chart for facilities and manpower needs current and future
○	Establish standards of performance for each position and department
○	Improve asset utilization, i.e., cash, accounts receivable , inventory and equipment
○	Develop and Implement system to effectively utilize operating budgets department by department
○	Develop a marketing plan and sales budget for coming year by identifying target markets, promotion & pricing strategies and planned profitability
○	Create standards for effective utilization of all strategic resources: human/culture, facility, equipment, inventory, capital, and management systems

Potential Client Financial Reporting Issues

○	Management as a whole does not realize the value of information in regards to making management decisions. They generally do not use the reporting information available
○	No daily or weekly " management reports"
○	Operating statements are delayed week or months after the close of the month. Financial information approximately 60 days old is limited in its effectiveness as a management tool
○	Although a business plan to guide the company may exist corporately, it typically lacks any real methodology to accomplish any stated goals.
○	Breakdown of overhead costs not truly identified
○	Lack of aggressive cash management program minimizing its collection and payables periods
○	Access to financial or operational information is slow

Potential Solutions We May Offer To Client Financial Reporting Issues

○	Implement financial management systems to include accounting systems, departmentalized profit and loss reporting, budget and operating plans, reporting methods, weekly/daily management reports, monthly financials, overhead and profit allocation, budget differences, and Profit analysis
○	Establish Process of to track sales increase on value added basis • Integrate Profit planning into long term and short term business goals • Implement sound credit and collection policies and procedures to control days outstanding • Develop cash management
○	Establish financial information for management reporting rather than accounting reporting
○	Determine proper margins by product category and mix

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

Employees

As of March 31, 2016, we have no full time employees. Our officer and directors spend approximately 30 hours per week on Company matters. We may employ additional people as we continue to implement our plan of operation.

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

Holders

As of March 31, 2016, we had approximately 73 holders of our common stock.

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

On July 30, 2014, the Company, the former majority shareholders of the Company (the “Sellers”) and certain buyers (the “Purchasers”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Sellers, 29,316,924 shares of common stock, par value $0.001 per share, of the Company, representing approximately 90% of the issued and outstanding shares of the Company, for an aggregate purchase price of $500,000 (the “Purchase Price”). As of the date hereof, $300,000 has been paid and the balance to pay before December 31, 2016 or sooner at a mutually agreed date.

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

On September 30, 2014, we filed an amendment to our Certificate of Incorporation to change the Company’s name to Safco Investment Holding Corp., and to increase the number of authorized shares of capital stock to 100,000,000 shares of common stock; $0.001 par value and 30,000,000 shares of preferred stock S0.001 par value.

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

Results of Operation

For the twelve months ended December 31, 2015 and December 31, 2014, we had no revenue and $19,000 respectively.  Expenses for the period ended December 31, 2015 totaled $33,159 resulting in a net loss of $33,981. Expenses for the period ended December 31, 2015 consisted of $826 in general and administrative expenses, $32,333 in professional fees, and $0 in consulting fees. In comparison, expenses for the same period ended December 31, 2014 totaled $48,484 resulting in a net loss of $30,306. Expenses for the period ended December 31, 2014 consisted of $1,674 in general and administrative expenses, and $46,810 in professional fees, $0 in consulting fees. The increase in the expenses for the same period ended December 31, 2015 is primarily due to the loss of revenue.

Liquidity and Capital Resources

At December 31, 2015 the Company had $10,217 in cash. We will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses for our planned business strategy.

As reflected in the accompanying financial statements, the Company has net cash used in operations of $29,049 for the year 2015 and has an accumulated deficit of $1,698,816. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2015, we do not have any off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Safco Investment Holding Corp

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Safco Investment Holdings Corp.

We have audited the accompanying balance sheet of Safco Investment Holdings Corp. (the “Company”) as of December 31, 2014 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Li and Company, PC

Li and Company, PC

Skillman, New Jersey

March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Safco Investment Holding Corp.

San Gabriel, California

We have audited the accompanying balance sheet of Safco Investment Holding Corp. as of December 31, 2015 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safco Investment Holding Corp. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring operating losses and negative operating cash flows operations, and has no source of recurring revenue as of December 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, PA.

WEINBERG & COMPANY, P.A.

Los Angeles, California

April 14, 2016

Safco Investment Holding Corp

Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS:
Cash	$10,217	$2,447

Total Current Assets	10,217	2,447

Total Assets	$10,217	$2,447

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,207	$275
Advances from related party	39,218	3,000

Total Current Liabilities	44,425	3,275

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 30,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 32,574,360 shares issued and outstanding	32,574	32,574
Additional paid-in capital	1,632,034	1,631,433
Accumulated deficit	(1,698,816)	(1,664,835)

Total Stockholders' Deficit	(34,208)	(828)

Total Liabilities and Stockholders' Deficit	$10,217	$2,447

See accompanying notes to the financial statements

Safco Investment Holding Corp

Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2015	December 31, 2014

Net revenues	$-	$19,000

Operating expenses
Professional fees	32,333	46,810
General and administrative expenses	826	1,674

Total operating expenses	33,159	48,484

Loss from operations	(33,159)	(29,484)

Income tax provision	822	822

Net loss	$(33,981)	$(30,306)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	32,574,360	32,574,360

See accompanying notes to the financial statements

Safco Investment Holding Corp

Statements of Changes in Stockholders' Equity (Deficit)

For the year ended December 31, 2015 and 2014

	Common Stock, Par Value $0.001		Additional		Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2013	32,574,360	$32,574	$1,603,894	$(1,634,529)	$1,939

Contributed Capital			27,539		27,539

Net loss				(30,306)	(30,306)

Balance, December 31, 2014	32,574,360	32,574	1,631,433	(1,664,835)	(828)

Contributed Capital			601		601

Net loss				(33,981)	(33,981)

Balance, December 31, 2015	32,574,360	$32,574	$1,632,034	$(1,698,816)	$(34,208)

See accompanying notes to the financial statements

Safco Investment Holding Corp

Statements of Cash Flows

	For the Year	For the Year
	Ended	ended
	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,981)	$(30,306)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,932	275

NET CASH USED IN OPERATING ACTIVITIES	(29,049)	(30,031)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	39,218	-
Repayment of advance from former shareholders	(2,399)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,819	-

NET CHANGE IN CASH	7,770	(2,492)

Cash at beginning of period	2,447	4,939

Cash at end of period	$10,217	$2,447

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$800	$800

NON CASH INVESTING AND FINANCING ACTIVITIES
Related party advance reclassified as contribution of capital	$601	$27,539

See accompanying notes to the financial statements

Safco Investment Corp

December 31, 2015 and 2014

Notes to the Financial Statements

Note 1 - Organization and Operations

Safco Investment Corp (formerly “ACE Consulting Management, Inc.” or the “Company”) was incorporated on September 19, 2003 under the laws of the State of Delaware. The Company engages in consulting to corporations to improve growth strategies, performance enhancement and maximization of shareholder value.

Change in Control

Pursuant to the terms of the Stock Purchase Agreements (“Stock Purchase Agreements”) dated July 30, 2014 between the Company, the majority shareholders of the Company (the “Sellers”) and certain buyers (the “Purchasers”), the Purchasers purchased from the Sellers, 29,316,924 shares of common stock of the Company, representing approximately 90% of the issued and outstanding shares of the Company, for an aggregate purchase price of $500,000 (the “Purchase Price”). As of the date hereof, $300,000 has been paid and the balance to pay before December 31, 2016 or sooner at a mutually agreed date.

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

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates reflected in the financial statements include, but are not limited to, reserves for uncollectible accounts, valuation of deferred tax assets, and share-based compensation costs. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. One customer accounted for 100% of the Company’s revenue for the years ended December 31, 2014. The Company derived no revenue during the year ending December 31, 2015.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Income Taxes

The Company uses an asset and liability approach for financial accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Net Income (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation if their effect is anti-dilutive.

There were no potentially outstanding dilutive common shares for the reporting period ended December 31, 2015 and 2014.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation. The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 will not have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

Note 3 – Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As reflected in the financial statements, the Company had stockholders’ deficit of $34,208 at December 31, 2015, and incurred a net loss of $33,981 and used cash in operating activities of $29,049 for the reporting period then ended. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company is attempting to generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to increase revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds. However there is no assurance that such funds will be available.

Note 4 – Related Party Transactions

Advances from Former Shareholder

From time to time, a related party of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

In November 2011, a former stockholder of the Company advanced $3,000 to the Company for working capital purposes, $2,399 of which was repaid and $601 was re-classed as contribution of capital in the period ending December 31, 2015.

Advances from Current Shareholder

From time to time, a shareholder of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

As of December 31, 2015, a stockholder of the Company advanced $39,218 to the Company for working capital purposes.  These funds are unsecured, non-interest bearing due on demand.

Free Office Space

The Company has been provided office space by an officer of the Company at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 5 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At December 31, 2015, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $1,698,816 that may be offset against future taxable income through 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $577,597 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization.  The valuation allowance increased approximately $11,553 and $10,304 for the reporting period ended December 31, 2015 and 2014, respectively.

Components of deferred tax assets in the balance sheets are as follows:

	December 31, 2015	December 31, 2014
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$577,597	$566,044

Less valuation allowance	(577,597)	(566,044)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the reporting period ended December 31, 2015	For the reporting period ended December 31, 2014

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(1)	Previous Independent Registered Public Accounting Firm

	(i)	On March 28, 2016, the Company dismissed its independent registered public accounting firm, Li and Company, PC (“LICO”).

	(ii)	The reports of LICO on the financial statements of the Company as of December 31, 2014 and 2013, and the related statements of operations, comprehensive loss, changes in stockholders’ deficiency, and cash flows for the two years then ended December 31, 2014 and 2013 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern.

	(iii)	The decision to change independent registered public accounting firm was recommended and approved by the Board of Directors of the Company.

	(iv)	During the Company’s two most recent fiscal years ended December 31, 2014 and 2013 and any subsequent interim periods through March 28, 2016, the date of dismissal, (a) there were no disagreements with LICO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LICO, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

	(v)	On March 28, 2016 the Company provided LICO with a copy of this Current Report and has requested that it furnish the Company with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter is attached as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on April 1, 2016.

(2)	New Independent Registered Public Accounting Firm

On March 28, 2016, the Board of Directors of the Company engaged Weinberg & Company (“Weinberg”) as its new independent registered public accounting firm to audit and review the Company’s financial statements. During the two most recent fiscal years ended December 31, 2014 and 2013 and any subsequent interim periods through the date hereof prior to the engagement of Weinberg, neither the Company, nor someone on its behalf, has consulted Weinberg regarding:

	(i)	either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

	(ii)	any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

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

Management's Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

●	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 framework). Based on that evaluation, our President, Chief Executive Officer and Chief Financial Officer who also serves as our principal accounting officer, concluded that, during the period covered by this report, such internal controls and procedures were ineffective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that amounted to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President, Chief Executive Officer and Chief Financial Officer, in connection with the review of our financial statements as of December 31, 2015.

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

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Positions and Offices Held
Henry Lee	64	President, Chief Executive Officer, Chief Financial Officer and Director
Alex Jen	72	Director

Henry Lee has decades of experience in international trading, logistic industry and business investment. Mr. Lee is the founder of Safeco Group in 1985 and was appointed as Managing Director since inception. Mr. Lee has also developed and started new ventures in his past years of business investment in Asia region. Mr. Lee received a B.A. degree in Business Management from Taiwan National Chung Hsing University. Through the years Mr. Lee has developed extensive relationship and significant experience in greater China market. At present Mr. Lee serves as Vice President of Taiwanese Chamber of Commerce Association in Nanning, Guangxi province, China.

Alex Jen, Ph.D., served as the Director of the Company since inception. Dr. Jen served as President of Omni Consultant Ltd starting in December 2002 doing consulting work for Chinese firms exporting merchandise to the United States until his resignation in December 2004. He has extensive experiences in the development, manufacturing and marketing of new products in the pharmaceutical, consumer chemicals, foods, and electronic industries. He has held various positions at FMC Corporation from 1971 to 1972 as Development Engineer, Abbott Laboratories from 1972 to 1976 as Project Manager, Proctor and Gamble Company and Clorox from 1976 to 1992 as Project Engineer, and Fortron/Source Corporation from 1992 to 2002 as Vice President of China Operations. Dr. Jen received his Ph.D. in Chemical Engineering from the University of Massachusetts at Amherst in 1968.    Dr. Jen is of Chinese descent and provides a broad project management, engineering and certification background from both continents.

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

ITEM 11.    EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2015 and December 31, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Alex Jen, Former President, Chief Executive Officer Chief Financial	2015	$0	0	0	0	0	0	$0	$0
Officer	2014	$0	0	0	0	0	0	$0	$0

Henry Lee, President, Chief Executive Officer and Chief	2015	$0	0	0	0	0	0	$0	$0
Financial Officer	2014	$0	0	0	0	0	0	$0	$0

Employment Agreements

We do not have any employment agreements in place with our sole officer or directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2015.

Compensation of Directors

Our directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 32,574,360 ordinary shares issued and outstanding as of March 31, 2016.

Name	Number of Shares Beneficially Owned		Percent of Class (1)

Pan Asia Holding Corp. 8FL, No. 167 Chang An E. Road., Sec 2 Taipei, Taiwan	22,867,201	(2)	70.20%

Alex Jen, Director 711 N. 1st Avenue Arcadia, California 91006	0		0%

Rostar International Holdings Ltd. Unit D, 5/F, No.430-436 Nathan Road Kowloon, Hong Kong	2,345,354	(3)	7.20%

Ting-Wei Lee 4 FL, No.4 Alley 35, Lane 179 Nei Hu Road., Sec.2 Taipei, Taiwan	1,759,015		5.40%

All Executive Officers and Directors as a group (1 person)	22,867,201		70.20%

(1)	Applicable percentage ownership is based on 32,574,360 shares of Common Stock outstanding as of March 31, 2016.

(2)	Henry Lee, our Chief Executive Officer, Chief Financial Officer and Director, has the sole voting and dispositive control over these securities.

(3)	Chang Jung Lee has sole voting and dispositive control over these securities.

ITEM 13.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

From time to time, a related party of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from Former Shareholder

In November 2011, a former stockholder of the Company advanced $3,000 to the Company for working capital purposes, $2,399 of which was repaid and $601 was re-classed as contribution of capital in the period ending December 31, 2015.

Advances from Current Shareholder

From time to time, a shareholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

As of December 31, 2015, a stockholder of the Company advanced $39,218 to the Company for working capital purposes. These funds are unsecured, non-interest bearing and due on demand.

Free Office Space

The Company has been provided office space by an officer of the Company at no cost.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $11,000 and $9,750 for the fiscal year ended December 31, 2015 and 2014, respectively.

Audit Related Fees

The Company has been provided office space by an officer of the Company at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

There were no fees for audit related services for the years ended December 31, 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

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

All of the above services and fees were reviewed and approved by the entire board of directors before the respective services were rendered.

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

Date:	April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Henry Lee	President, Chief Executive Officer, Chief	April 14, 2016
Henry Lee	Financial Officer, and Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)

/s/ Alex Jen	Director	April 14, 2016
Alex Jen

