Form 10-Q
period 2016-03-31
Safco Investment Holding Corp.
filed 2016-05-16
CIK 1265848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 32,574,360 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of May 16, 2016.

Safco Investment Holding Corp.

Quarterly Report on Form 10-Q

March 31, 2016

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

Safco Investment Holding Corp

March 31, 2016 and 2015

Safco Investment Holding Corp

Condensed Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,483	$10,217

Total Current Assets	2,483	10,217

Total Assets	$2,483	$10,217

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,054	$5,207
Advances from related party	39,218	39,218

Total Current Liabilities	46,272	44,425

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 30,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 32,574,360 shares issued and outstanding	32,574	32,574
Additional paid-in capital	1,632,034	1,632,034
Accumulated deficit	(1,708,397)	(1,698,816)

Total Stockholders' Deficit	(43,789)	(34,208)

Total Liabilities and Stockholders' Deficit	$2,483	$10,217

See accompanying notes to the condensed financial statements

Safco Investment Holding Corp

Condensed Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

Net revenues	$-	$-

Operating expenses
Professional fees	9,471	11,144
General and administrative expenses	110	78

Total operating expenses	9,581	11,222

Net loss	$(9,581)	$(11,222)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	32,574,360	32,574,360

See accompanying notes to the condensed financial statements

Safco Investment Holding Corp

Condensed Statement of Changes in Stockholders' Deficit

For the three months ended March 31, 2016

(unaudited)

	Common Stock, Par Value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, December 31, 2015	32,574,360	$32,574	$1,632,034	$(1,698,816)	$(34,208)

Net loss	-	-	-	(9,581)	(9,581)

Balance, March 31, 2016	32,574,360	$32,574	$1,632,034	$(1,708,397)	$(43,789)

See accompanying notes to the condensed financial statements

Safco Investment Holding Corp

Condensed Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,581)	$(11,222)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,847	7,134

NET CASH USED IN OPERATING ACTIVITIES	(7,734)	(4,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	-	5,310
Capital contribution-Stockholder's payment for accrued expenses	-	601

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	5,911

NET CHANGE IN CASH	(7,734)	1,823

Cash at beginning of period	10,217	2,447

Cash at end of period	$2,483	$4,270

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the condensed financial statements

Safco Investment Corp

March 31, 2016 and 2015

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

Meanwhile, we have not generated meaningful revenues and our limited assets consist solely of cash.

The unaudited condensed financial statements of the Company for the months ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”) .. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of December 31, 2015 was derived from the audited financial statements as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2016. These financial statements should be read in conjunction with that report.

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

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates reflected in the financial statements include, but are not limited to, valuation of deferred tax asset and share-based compensation costs. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company has had no revenue in the three month periods ended March 31, 2016 or 2015.

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

There were no potentially outstanding dilutive common shares for the reporting period ended March 31, 2016 and 2015.

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

Note 3 - Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As reflected in the financial statements, the Company had an accumulated deficit of $43,789 at March 31, 2016, and incurred a net loss of $9,581 and used cash in operating activities of $7,734 for the reporting period then ended. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. In addition, the Company's independent certified public accounting firm in its report to the December 31, 2015 financial statements has raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company is attempting to generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to generate revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds.

Note 4 - Related Party Transactions

Advances from Shareholder

From time to time, a shareholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

As of March 31, 2016 and December 31, 2015, the balance of amounts advanced by a stockholder to the Company, used for working capital purposed, amounted to $39,218.

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

Business Overview

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

1

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

Results of Operation

For the three months ended March 31, 2016 and 2015

For the three months ended March 31, 2016, we generated no revenue as compared to no revenue for the same period ended March 31, 2015.

Expenses for the three months ended March 31, 2016 totaled $9,581 resulting in a net loss of $9,581. Expenses for the three months ended March 31, 2016 consisted of $110 in general and administrative expenses and $9,471 in professional fees. In comparison, expenses for the same period ended March 31, 2015 totaled $11,222 resulting in a net loss of $11,222. Expenses for the period ended March 31, 2015 consisted of $78 in general and administrative expenses and $11,144 in professional fees. The increase in the expenses for the period ended March 31, 2016 and 2015 was a result of increase in professional expenses.

Liquidity and Capital Resources

As of March 31, 2016, we had $2,483 cash on hand. We will have to rely upon financing activities and additional capital contributions or loans from shareholders to fund our expenses for the planned business strategy.

As reflected in the accompanying condensed financial statements, we have minimal operations and had an accumulated deficit at March 31, 2016. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Off Balance Sheet Arrangement

We do not have any off-balance sheet arrangement.

2

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2016.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2016, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 2016.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Safco Investment Holding Corp.

Date: May 16, 2016	By:	/s/ Henry Lee
Henry Lee
President, Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

5