Form 10-Q
period 2016-06-30
Safco Investment Holding Corp.
filed 2016-08-19
CIK 1265848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 32,574,360 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of August 17, 2016.

Safco Investment Holding Corp.

Quarterly Report on Form 10-Q

June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited interim financial statements of Safco Investment Holding Corp. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Safco Investment Holding Corp

June 30, 2016 and 2015

(unaudited)

Safco Investment Holding Corp

Condensed Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$8,776	$10,217

Total Current Assets	8,776	10,217

Total Assets	$8,776	$10,217

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,647	$5,207
Advances from related party	54,880	39,218

Total Current Liabilities	62,527	44,425

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 30,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 32,574,360 shares issued and outstanding	32,574	32,574
Additional paid-in capital	1,632,034	1,632,034
Accumulated deficit	(1,718,359)	(1,698,816)

Total Stockholders' Deficit	(53,751)	(34,208)

Total Liabilities and Stockholders' Deficit	$8,776	$10,217

See accompanying notes to the condensed financial statements

Safco Investment Holding Corp

Condensed Statements of Operations

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses
Professional fees	8,946	9,053	18,417	20,197
General and administrative expenses	194	104	304	182

Total operating expenses	9,140	9,157	18,721	20,379

LOSS FROM OPERATIONS	(9,140)	(9,157)	(18,721)	(20,379)

Loss from operations	(9,140)	(9,157)	(18,721)	(20,379)

Income tax provision	822	-	822	-

Net loss	$(9,962)	$(9,157)	$(19,543)	$(20,379)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	32,574,360	32,574,360	32,574,360	32,574,360

See accompanying notes to the condensed financial statements

Safco Investment Holding Corp

Condensed Statement of Changes in Stockholders' Deficit

For the six months ended June 30, 2016

(Unaudited)

	Common Stock, Par Value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, December 31, 2015	32,574,360	$32,574	$1,632,034	$(1,698,816)	$(34,208)

Net loss				(19,543)	(19,543)

Balance, June 30, 2016	32,574,360	$32,574	$1,632,034	$(1,718,359)	$(53,751)

See accompanying notes to the condensed financial statements

Safco Investment Holding Corp

Condensed Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,543)	$(20,379)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,440	5,863

NET CASH USED IN OPERATING ACTIVITIES	(17,103)	(14,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	15,662	16,810
Capital contribution-Stockholder's payment for accrued expenses	-	601

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,662	17,411

NET CHANGE IN CASH	(1,441)	2,895

Cash at beginning of period	10,217	2,447

Cash at end of period	$8,776	$5,342

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the condensed financial statements

Safco Investment Corp

June 30, 2016 and 2015

Notes to the Condensed Financial Statements

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

The unaudited condensed financial statements of the Company for the six months ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”) . Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of December 31, 2015 was derived from the audited financial statements as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2016. These financial statements should be read in conjunction with that report.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company derived no revenue during six months periods ended June 30, 2016 and 2015.

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

There were no potentially outstanding dilutive common shares for the reporting period ended June 30, 2016 and 2015.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) will generally be measured at fair value with changes in fair value recognized through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values in which changes in fair value are currently reported in other comprehensive income.  In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities.  In general, the new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings. This guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the expected impact that the standard could have on our financial statements and related disclosures.

In March 2016, the FASB issued the ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Note 3 - Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As reflected in the financial statements, the Company had a stockholders deficit of $53,751 at June 30, 2016, and incurred a net loss of $19,543 and used cash in operating activities of $17,103 for the reporting period then ended. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. In addition, the Company's independent certified public accounting firm in its report to the December 31, 2015 financial statements has raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

As of June 30, 2016 and December 31, 2015, the balance of amounts advanced by a stockholder to the Company, used for working capital purposes, amounted to $54,880 and $39,218, respectively.

Free Office Space

The Company has been provided office space by an officer of the Company at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

US Dollars are denoted herein by “USD”, “$” and “dollars”.

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

Results of Operation

For the three months ended June 30, 2016 and 2015

For the three months ended June 30, 2016, we generated no revenue as compared to no revenue for the same period ended June 30, 2015.

Expenses for the three months ended June 30, 2016 totaled $9,140 resulting in a net loss of $9,962. Expenses for the three months ended June 30, 2016 consisted of $194 in general and administrative expenses and $8,946 in professional fees. In comparison, expenses for the same period ended June 30, 2015 totaled $9,157 resulting in a net loss of $9,157. Expenses for the period ended June 30, 2015 consisted of $104 in general and administrative expenses and $9,053 in professional fees. The slight decrease in the expenses for the three months ended June 30, 2016 and 2015 was a result of slight decrease in professional fees offset by slight increase in general and administrative expenses.

For the six months ended June 30, 2016 and 2015

For the six months ended June 30, 2016, we generated no revenue as compared to no revenue for the same period ended June 30, 2015.

Expenses for the six months ended June 30, 2016 totaled $18,721 resulting in a net loss of $19,543. Expenses for the six months ended June 30, 2016 consisted of $304 in general and administrative expenses and $18,417 in professional fees. In comparison, expenses for the same period ended June 30, 2015 totaled $20,379 resulting in a net loss of $20,379. Expenses for the six months ended June 30, 2015 consisted of $182 in general and administrative expenses and $20,197 in professional fees. The decrease in the expenses for the six months ended June 30, 2016 and 2015 was a result of a decrease in professional expenses offset by slight increase in general and administrative expenses.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2016:

For the six months ended June 30, 2016
Net Cash (Used in) Operating Activities	$(17,103)
Net Cash (Used in) Investing Activities	$-
Net Cash Provided by Financing Activities	$15,662

For the six months ended June 30, 2016, the net cash used in operating activities was $17,103. For the six months ended June 30, 2016, the net cash used in investing activities was $0. The net cash provided by financing activities was $15,662 for the six months ended June 30, 2016. As of June 30, 2016, we had $8,776 cash on hand. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

As reflected in the accompanying condensed financial statements, we have minimal operations and had stockholders’ deficit at June 30, 2016. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. In addition, the Company’s independent certified public accounting firm in its report to the December 31, 2015 financial statements raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

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

Not applicable because we are a smaller reporting company.

Item 4.	Controls and Procedures.

Disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.	Risk Factors.

Not required because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Safco Investment Holding Corp.

Date: August 18, 2016	By:	/s/ Henry Lee
Henry Lee
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

