Form 10-Q
period 2016-09-30
Safco Investment Holding Corp.
filed 2016-11-21
CIK 1265848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 32,574,360 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of November 21, 2016.

Safco Investment Holding Corp.

Quarterly Report on Form 10-Q

September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited interim financial statements of Safco Investment Holding Corp. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Safco Investment Holding Corp

September 30, 2016 and 2015

(unaudited)

Safco Investment Holding Corp

Condensed Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$818	$10,217

Total Current Assets	818	10,217

Total Assets	$818	$10,217

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,572	$5,207
Advances from related party	54,880	39,218

Total Current Liabilities	59,452	44,425

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 30,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized; 32,574,360 shares issued and outstanding	32,574	32,574
Additional paid-in capital	1,632,034	1,632,034
Accumulated deficit	(1,723,242)	(1,698,816)

Total Stockholders' Deficit	(58,634)	(34,208)

Total Liabilities and Stockholders' Deficit	$818	$10,217

See accompanying notes to the condensed financial statements

 Safco Investment Holding Corp

 Condensed Statements of Operations

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses
Professional fees	4,371	7,014	22,788	27,211
General and administrative expenses	512	1,376	816	1,558

Total operating expenses	4,883	8,390	23,604	28,769

LOSS FROM OPERATIONS	(4,883)	(8,390)	(23,604)	(28,769)

Income tax provision	-	-	822	-

Net loss	$(4,883)	$(8,390)	$(24,426)	$(28,769)

Net loss per common share - Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	32,574,360	32,574,360	32,574,360	32,574,360

See accompanying notes to the condensed financial statements

Safco Investment Holding Corp

Condensed Statement of Changes in Stockholders' Deficit

For the nine months ended September 30, 2016

(unaudited)

	Common Stock,
	Par Value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, December 31, 2015	32,574,360	$32,574	$1,632,034	$(1,698,816)	$(34,208)

Net loss	-	-	-	(24,426)	(24,426)

Balance, September 30, 2016	32,574,360	$32,574	$1,632,034	$(1,723,242)	$(58,634)

See accompanying notes to the condensed financial statements

Safco Investment Holding Corp

Condensed Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,426)	$(28,769)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(635)	6,990

NET CASH USED IN OPERATING ACTIVITIES	(25,061)	(21,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	15,662	19,354
Capital contribution-Stockholder's payment for accrued expenses	-	601

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,662	19,955

NET CHANGE IN CASH	(9,399)	(1,824)

Cash at beginning of period	10,217	2,447

Cash at end of period	$818	$623

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the condensed financial statements

Safco Investment Corp

September 30, 2016 and 2015

Notes to the Condensed Financial Statements

(unaudited)

Note 1 - Organization and Operations and Basis of Presentation

Safco Investment Corp (formerly “ACE Consulting Management, Inc.” or the “Company”) was incorporated on September 19, 2003 under the laws of the State of Delaware. The Company engages in consulting to corporations to improve growth strategies, performance enhancement and maximization of share value.

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

The unaudited condensed financial statements of the Company for the nine months ended September 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”) . Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of December 31, 2015 was derived from the audited financial statements as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2016. These financial statements should be read in conjunction with that report.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As reflected in the financial statements, the Company had an accumulated deficit of $58,634 at September 30, 2016, and incurred a net loss of $24,426 and used cash in operating activities of $25,061 for the reporting period then ended. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. In addition, the Company's independent certified public accounting firm in its report on the December 31, 2015 financial statements has raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company derived no revenue during nine months periods ended September 30, 2016 and 2015.

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

There were no potentially outstanding dilutive common shares for the reporting period ended September 30, 2016 and 2015.

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

Note 3 – Related Party Transactions

Advances from stockholder

From time to time, a stockholder of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

As of September 30, 2016 and December 31, 2015, the balance of amounts advanced by a stockholder to the Company, used for working capital purposes, amounted to $54,880 and $39,218, respectively.

Free Office Space

The Company has been provided office space by an officer of the Company at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 4 – Subsequent Event

On July 30, 2014, the Company, the former majority shareholders of the Company (the “Sellers”) and Pan Asia Holdings Corp. (the “Purchasers”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Sellers 29,316,924 shares of common stock, par value $0.001 per share, of the Company, representing approximately 90% of the issued and outstanding shares of the Company, for an aggregate purchase price of $500,000 (the “Purchase Price”). Through September 30, 2016, $300,000 has been paid and the balance was to be paid before December 31, 2016 or sooner at a mutually agreed date.   On October 14th, 2016, Purchasers and Sellers mutually agreed to terminate the Securities Purchase Agreement, and the Purchasers returned 20,521,846 shares to the Sellers.

The 20,521,846 shares returned by the Purchasers were reissued to Chi Jen Chen, a related party to the Seller. This transaction constituted a change of control in the registrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Safco Investment Holding Corp. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

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

On July 30, 2014, the Company, the former majority shareholders of the Company (the “Sellers”) and Pan Asia Holdings Corp. (the “Purchasers”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Sellers 29,316,924 shares of common stock, par value $0.001 per share, of the Company, representing approximately 90% of the issued and outstanding shares of the Company, for an aggregate purchase price of $500,000 (the “Purchase Price”).     Through September 30, 2016, $300,000 has been paid and the balance was to be paid before December 31, 2016 or sooner at a mutually agreed date.   On October 14th, 2016, Purchasers and Sellers mutually agreed to terminate the Securities Purchase Agreement, and the Purchasers has returned 20,521,846 shares to the Sellers.

The 20,521,846 shares returned by the Purchasers were reissued to Chi Jen Chen, a related party to the Seller.   This transaction constituted a change of control in the registrant.

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

Results of Operation

For the three months ended September 30, 2016 and 2015

For the three months ended September 30, 2016, we generated no revenue as compared to no revenue for the same period ended September 30, 2015.

Expenses for the three months ended September 30, 2016 totaled $4,883 resulting in a net loss of $4,883. Expenses for the three months ended September 30, 2016 consisted of $512 in general and administrative expenses and $4,371 in professional fees. In comparison, expenses for the same period ended September 30, 2015 totaled $8,390 resulting in a net loss of $8,390. Expenses for the period ended September 30, 2015 consisted of $1,376 in general and administrative expenses and $7,014 in professional fees. The decrease in the expenses for the three months ended September 30, 2016 and 2015 was a result of decrease in professional fees and decrease in general and administrative expenses.

For the nine months ended September 30, 2016 and 2015

For the nine months ended September 30, 2016, we generated no revenue as compared to no revenue for the same period ended September 30, 2015.

Expenses for the nine months ended September 30, 2016 totaled $23,604 resulting in a net loss of $24,426. Expenses for the nine months ended September 30, 2016 consisted of $816 in general and administrative expenses and $22,788 in professional fees. In comparison, expenses for the same period ended September 30, 2015 totaled $28,769 resulting in a net loss of $28,769. Expenses for the nine months ended September 30, 2015 consisted of $1,558 in general and administrative expenses and $27,211 in professional fees. The decrease in the expenses for the nine months ended September 30, 2016 and 2015 was a result of a decrease in professional expenses and a decrease in general and administrative expenses.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2016:

For the nine months ended September 30, 2016
Net Cash (Used in) Operating Activities	$(25,061)
Net Cash (Used in) Investing Activities	$-
Net Cash Provided by Financing Activities	$15,662

For the nine months ended September 30, 2016, the net cash used in operating activities was $25,061. For the nine months ended September 30, 2016, the net cash used in investing activities was $0. The net cash provided by financing activities was $15,662 for the nine months ended September 30, 2016. As of September 30, 2016, we had $818 cash on hand. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

As reflected in the accompanying condensed financial statements, we have minimal operations and had a stockholders’ deficit at September 30, 2016. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. In addition, the Company’s independent certified public accounting firm in its report on the December 31, 2015 financial statements raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have a limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

(b)	Changes in Internal Controls

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

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended September 30, 2016.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Safco Investment Holding Corp.

Date: November 21, 2016	By:	/s/ Henry Lee
Henry Lee
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

