Form 10-K
period 2016-12-31
Boly Group Holdings Corp
filed 2017-03-29
CIK 1265848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-50413

Boly Group Holdings Corp

(f/k/a Safco Investment Holding Corp.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☒  No  ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

There was no active public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of March 28, 2017, the registrant had 325,744 shares of its common stock, no par value per share, outstanding.

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

PART I

ITEM 1.      BUSINESS.

Overview

We were incorporated in the State of Delaware in September 2003 as 355, Inc. In January 2010, we changed our name to Ace Consulting Management, Inc. to reflect our new business operations and commence operations as a developmental stage company. Our business is in a very early stage of development. To date, we have not generated meaningful revenues and our limited assets consist solely of cash. Historically we have not complied with our current reporting requirements under the Securities Exchange Act of 1934 and our auditor has expressed substantial doubt about our ability to continue as a going concern.

We commenced providing small to medium sized business-consulting services. We currently have a limited number of clients but we intend to pursue additional business relationships with small to medium sized businesses in China, the Pacific Rim and United States.

Today's ever-changing global business environment requires organizations to continuously adapt to market dynamics. Rapidly changing external realities such as technological changes, globalization, aggressive industry consolidation, shifting governmental regulations, increasing cost pressures, and evolving workforce demographics require strategy aligned operating models and organization strategies to ensure the right organization design and capabilities are in place and operating effectively to compete and win.

We plan to develop a niche for Cross-Cultural Corporate consulting for companies located in China and the US. We look to assist Chinese companies in utilizing U.S. knowhow and technology in order to enhance their local competitiveness in China.  Likewise, we seek to enhance the global competitiveness of Chinese and American firms seeking to establish a presence overseas.

Our mission is to bridge U.S. and Chinese businesses in various fields to grow our consulting business. We currently advise Chinese corporations planning mergers, acquisitions, spin-outs, divestitures, or joint ventures to extend business to U.S. With added new Director has enhanced company’s connection and vast experience in China and South Asia region, the company is looking into opportunities to cooperate or partner with wide range of business to explore business opportunity covering area in Hitech and mining sectors.

Change in Control

Pursuant to the terms of the Stock Purchase Agreements (“Stock Purchase Agreements”) dated July 30, 2014 between the Company, the majority shareholders of the Company (the “Sellers”) and certain buyers (the “Purchasers”), the Purchasers purchased from the Sellers, 293,169 shares of common stock of the Company, representing approximately 90% of the issued and outstanding shares of the Company, for an aggregate purchase price of $500,000 (the “Purchase Price”). As of the date hereof, $300,000 has been paid and the balance to pay before December 31, 2016 or sooner at a mutually agreed date.

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

On November 30, 2016, the Company appointed Mr. Jen (former officer of the corporation) to serve as the President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors. Company also appointed Mr. Xiaoxiong Zhang as Director of the company. On December 16, 2016, the Company filed Articles of Amendment to the Articles of Incorporation, and changed its name from Safco Investment Holding Corp. to Boly Group Holdings Corp. With return of Mr. Alex Jen, our former CEO, our business strategy is to provide wide range of consulting services to small to medium sized businesses as before. With Mr. Xiaoxiong Zhang’s connection and vast experience in China and South Asia region. The company is looking into opportunity to cooperate or partner with wide range of business to explore business opportunity for the company covering area in Hitech and mining sectors.

On December 16, 2016, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to effectuate a one-for-one hundred (1-for-100) reverse stock split whereby every one hundred (100) shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), shall be converted into one (1) share of Common Stock. The filing of the Amendment followed (i) the approval by the Company’s stockholders holding a majority of the Common Stock by unanimous written consent in lieu of a special meeting of shareholders of an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of its Common Stock, at a ratio of 1-for-100 and (ii) the approval by the Company’s Board of the specific 1-for-100 ratio.

On December 16, 2016, the Company, filed the Amendment to increase the total authorized stock which the Company shall have the authority to issue from one hundred million (100,000,000) to two hundred million (200,000,000) shares of common stock, par value $0.001 per share.

Business Strategy

We intend to build an international cross-cultural consulting firm for Chinese-American Businesses by nurturing relationships between United States and China.

Our current business strategy and our business strategy for the future are to provide cross-cultural business consulting services. We plan to undertake these services by initially examining a client’s corporate structure looking towards a way to streamline its operations, organization, or reporting structures. Once a structure is ascertained we will then design, develop and implement systems, procedures and controls to improve our client’s efficiencies and profitability. The company is looking into opportunities to cooperate or partner with wide range of business to explore business ventures covering area in Hitech and mining sectors through strategy of merger and acquisition if opportunities approached.

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

We may deliver our services through the services of Alex Jen, our sole officer and Directors or through the use of outside consultants with varied backgrounds in business strategy, operational, financial, and organizational management experience. Dr. Alex Jen has cross-cultural and business backgrounds spanning two continents. He has worked for conglomerates with multiple divisions, including FMC and Proctor Gamble.  Dr. Jen is of Chinese descent, is fluent in Mandarin and English, he is able to provide a broad project management, engineering experience to clients.

With Director Mr. Xiaoxiong Zhang’s business connection and vast experience in China and South Asia region. The company is looking into opportunity to cooperate or partner with wide range of business to explore business opportunity for the company.

Marketing Strategy

The business development of the Company has been limited to referrals to date. We rely to a significant extent on the initial efforts of Dr. Alex Jen, President, to market our services. As we generate additional working capital we will shift our dependence to new officers and principals, employees and outside consultants retained by us to market our services. We will encourage our consultants to generate new business from both existing and new clients, and reward our consultants with increased compensation and promotions for obtaining new business. In pursuing new business, we will focus on emphasizing our reputation and experience and with respect to our search for potential business consulting opportunities includes referrals from consultants, advisors, venture capitalists, members of the financial community and others who may present management with unsolicited proposals.

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

Employees

As of December 31, 2016, we had no full-time employees. Our officer and directors spend approximately 30 hours per week on Company matters. We may employ additional people as we continue to implement our plan of operation.

ITEM 1A.    RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.       PROPERTIES.

Our principal executive office is located at 923 E. Valley Blvd, Suite 103B, San Gabriel, CA 91776 and our telephone number is (626) 307-2273.  Office space is provided by Alex Jen, President of the Company at no cost.

We believe our current facilities are sufficient for our current needs and will be adequate, or that suitable additional or substitute space will be available on commercially reasonable terms, for the foreseeable future.

ITEM 3.       LEGAL PROCEEDINGS

The Company is currently not involved in any litigation that the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or other body pending or, to the knowledge of the executive officers of the Company or any of the Company’s subsidiaries, threatened against or affecting the Company, the Company’s Common Stock, any of the Company’s subsidiaries or the Company’s or the Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information

The Company’s common stock is currently trading on the OTC bulletin Board under symbol SIHC. Our stock is thinly traded and there is no active trading market developed for our shares of common stock.

(b)	Holders

As of March 28, 2017, we had approximately 77 holders of our common stock.

(c)	Dividends

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

d) Securities Authorized for Issuance under Equity Compensation Plan

We do not have securities authorized for issuance under any equity compensation plan.

Recent Sales of Unregistered Securities

None.

Rule 10B-18 Transactions

During the year ended December 31, 2016, there were no repurchases of the Company’s common stock by the Company

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

We derive revenues principally from professional services rendered by our employee. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants’ time at hourly rates and on a per project basis. However, in the future, as we retain the services of additional outside employee consultants with differing skills, our hourly rates may vary from consultant to consultant depending on a consultant’s position, experience and expertise, and other factors. Outside experts will not bill clients directly for their services as all of the billing will be done through our office. As a result, we will generate substantially all of our own professional services fees from the work of our own full-time consultants. Factors that affect our professional services fees include the number and scope of client engagements, the number of consultants employed by us, the consultants’ billing rates, and the number of hours worked by the consultants.

On July 30, 2014, the Company, the former majority shareholders of the Company (the “Sellers”) and certain buyers (the “Purchasers”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Sellers, 293,169 shares of common stock, par value $0.001 per share, of the Company, representing approximately 90% of the issued and outstanding shares of the Company, for an aggregate purchase price of $500,000 (the “Purchase Price”). As of the date hereof, $300,000 has been paid and the balance to pay before December 31, 2016 or sooner at a mutually agreed date.

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

On November 30, 2016, the Company appointed Mr. Jen (former officer of the corporation) to serve as the President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors. Company also appointed Mr. Xiaoxiong Zhang as Director of the company.

On December 16, 2016, the Company filed Articles of Amendment to the Articles of Incorporation, and changed its name from Safco Investment Holding Corp. to Boly Group Holdings Corp. The Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to effectuate a one-for-one hundred (1-for-100) reverse stock split whereby every one hundred (100) shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), shall be converted into one (1) share of Common Stock. The filing of the Amendment followed (i) the approval by the Company’s stockholders holding a majority of the Common Stock by unanimous written consent in lieu of a special meeting of shareholders of an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of its Common Stock, at a ratio of 1-for-100and (ii) the approval by the Company’s Board of the specific 1-for-100 ratio.

On December 16, 2016, the Company, filed the Amendment to increase the total authorized stock which the Company shall have the authority to issue from one hundred million (100,000,000) to two hundred million (200,000,000) shares of common stock, par value $0.001 per share.

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

Results of Operation

Our Company had the following comparative results from operations for the fiscal years ended December 31, 2016 and 2015:

1.	Gross revenue of $0 in 2016 as compared with gross revenue of $0 in 2015.

2.	Operating expenses of $30,504 in 2016 as compared with operating expenses of $33,159 in 2015.

3.	Net loss of $31,326 in 2016 as compared to a loss of $33,981 in 2015.

Liquidity and Capital Resources

Our financial condition as of December 31, 2016 and 2015 is summarized as follows:

Working Capital Deficit:

	December 31, 2016	December 31, 2015
Current assets	$3,264	$10,217
Current liabilities	(68,798)	(44,425)
Working capital deficit	$(65,534)	$(34,208)

Cash Flows:

	Year Ended December 31
	2016	2015
Cash used in operating activities	$(35,696)	$(29,049)
Cash provided by financing activities	26,195	36,819
Net change in cash	$(9,501)	$7,770

We have incurred recurring losses from operations, and utilized cash flow in operating activities since inception, and we have no recurring source of revenue. As of December 31, 2016, we have stockholders’ deficit of $65,534. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as a private placement of securities or loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing; or cause substantial dilution for our stockholders, in the case of equity financing.

Off Balance Sheet Arrangements

As of December 31, 2016, we do not have any off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boly Group Holdings Corp

(Formerly Safco Investment Holding Corp.)

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders

Boly Group Holdings Corp.

(Formerly Safco Investment Holding Corp.)

We have audited the accompanying balance sheets of Boly Group Holdings Corp., formerly Safco Investment Holding Corp., (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring operating losses and negative operating cash flows operations, and has no source of recurring revenue as of December 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

March 29, 2017

Boly Group Holdings Corp

(Formerly Safco Investment Holding Corp)

Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash	$716	$10,217
Prepaid expenses	2,548	-

Total Current Assets	3,264	10,217

Total Assets	$3,264	$10,217

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,385	$5,207
Advances from shareholders	59,254	39,218
Advances from related party	6,159	-

Total Current Liabilities	68,798	44,425

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 30,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized; 325,744 shares issued and outstanding	326	326
Additional paid-in capital	1,664,282	1,664,282
Accumulated deficit	(1,730,142)	(1,698,816)

Total Stockholders' Deficit	(65,534)	(34,208)

Total Liabilities and Stockholders' Deficit	$3,264	$10,217

See accompanying notes to the financial statements

Boly Group Holdings Corp

(Formerly Safco Investment Holding Corp)

Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2016	December 31, 2015

Net revenues	$-	$-

Operating expenses
Professional fees	28,247	32,333
General and administrative expenses	2,257	826

Total operating expenses	30,504	33,159

Loss from operations	(30,504)	(33,159)

Income tax provision	822	822

Net loss	$(31,326)	$(33,981)

Net loss per common share - Basic and diluted:	$(0.10)	$(0.10)

Weighted average common shares outstanding - basic and diluted	325,744	325,744

See accompanying notes to the financial statements

Boly Group Holdings Corp

(Formerly Safco Investment Holding Corp)

Statements of Changes in Stockholders' Deficit

For the years ended December 31, 2016 and 2015

	Common Stock, Par Value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, December 31, 2014	325,744	$326	$1,663,681	$(1,664,835)	$(828)

Contributed Capital	-	-	601	-	601

Net loss	-	-	-	(33,981)	(33,981)

Balance, December 31, 2015	325,744	326	1,664,282	(1,698,816)	(34,208)

Net loss	-	-	-	(31,326)	(31,326)

Balance, December 31, 2016	325,744	$326	$1,664,282	$(1,730,142)	$(65,534)

See accompanying notes to the financial statements

Boly Group Holdings Corp

(Formerly Safco Investment Holding Corp)

Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,326)	$(33,981)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	(2,548)	-
Accounts payable and accrued expenses	(1,822)	4,932

NET CASH USED IN OPERATING ACTIVITIES	(35,696)	(29,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	20,036	38,617
Advances from related party	6,159
Repayment of advance from former shareholders	-	(2,399)
Capital contribution-Stockholder's payment for accrued expenses	-	601

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,195	36,819

NET CHANGE IN CASH	(9,501)	7,770

Cash at beginning of period	10,217	2,447

Cash at end of period	$716	$10,217

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$800	$800

See accompanying notes to the financial statements

Boly Group Holdings Corp

(Formerly Safco Investment Holding Corp)

December 31, 2016 and 2015

Notes to the Financial Statements

Note 1 - Organization and Operations

Boly Group Holdings Corp (formerly Safco Investment Corp or the “Company”) was incorporated on September 19, 2003 under the laws of the State of Delaware. The Company engages in consulting to corporations to improve growth strategies, performance enhancement and maximization of shareholder value.

On July 30, 2014, the Company, the former majority shareholders of the Company (the “Sellers”) and Pan Asia Holdings Corp. (the“Purchasers”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Sellers 293,169 shares of common stock, par value $0.001 per share, of the Company, representing approximately 90% of the issued and outstanding shares of the Company, for an aggregate purchase price of $500,000 (the “Purchase Price”).   Through September 30, 2016, $300,000 has been paid and the balance was to be paid before December 31, 2016 or sooner at a mutually agreed date.   On October 14th, 2016, Purchaser failed to pay balance of $200,000 to Seller, Purchasers and Sellers mutually agreed to terminate the Securities Purchase Agreement, and the Purchasers returned 205,218 shares to the Sellers.

The 205,218 shares returned by the Purchasers were reissued to Chi Jen Chen, a related party to the Seller.   This transaction constituted a change of control in the registrant.

Effective November 30, 2016, Mr. Henry Lee resigned as President, Chief Executive Officer and Chief Financial Officer of the Company. On the same day, the Company appointed Mr. Alex Jen (former officer of the corporation) to serve as the President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors.

On December 16, 2016, the Company filed Articles of Amendment to the Articles of Incorporation to (i)changed its name from Safco Investment Holding Corp. to Boly Group Holdings Corp., and (ii) to increase the total authorized stock which the Company shall have the authority to issue from one hundred million (100,000,000) to two hundred million (200,000,000) shares of common stock, par value $0.001 per share.

On December 16, 2016, the Company also effected a 1-for-100 reverse stock split of its common shares. All share and per share amounts have been retroactively restated to reflect the split as if it had occurred as of the earliest period presented.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company derived no revenue during the years ending December 31, 2016 and 2015.

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

There were no potentially outstanding dilutive common shares for the reporting periods ended December 31, 2016 and 2015.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 - Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations, and utilized cash flow in operating activities since inception, and we have no recurring source of revenue. As of December 31, 2016, we have stockholders’ deficit of $65,534. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as a private placement of securities or loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing; or cause substantial dilution for our stockholders, in the case of equity financing.

Note 4 - Related Party Transactions

Advances from Shareholder

From time to time, a related party of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

In November 2011, a former stockholder of the Company advanced $3,000 to the Company for working capital purposes, $2,399 of which was repaid back and $601 was re-classed as contribution of capital in the period ending December 31, 2015.

As of December 31, 2015, the Company had outstanding amounts owed to a shareholder for $39,218 for advances made to the Company for working capital purposes. During 2016, the shareholder advanced additional amounts to the Company for $20,036. As of December 31, 2016, the amount owed to the shareholder had a balance of $59,254.

Advances from Related Party

As of December 31, 2016, a related party of the Company advanced $6,159 to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

Free Office Space

The Company has been provided office space by an officer of the Company at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 5 - Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At December 31, 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $1,730,142 that may be offset against future taxable income through 2036. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $588,248 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization.  The valuation allowance increased $10,651 and $11,553 for the reporting periods ended December 31, 2016 and 2015, respectively.

Components of deferred tax assets in the balance sheets are as follows:

	December 31, 2016	December 31, 2015
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$588,248	$577,597

Less valuation allowance	(588,248)	(577,597)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the reporting period ended December 31, 2016	For the reporting period ended December 31, 2015

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(1)	Previous Independent Registered Public Accounting Firm

	(i)	On March 28, 2016, the Company dismissed its independent registered public accounting firm, Li and Company, PC (“LICO”).

	(ii)	The reports of LICO on the financial statements of the Company as of December 31, 2014 and 2013, and the related statements of operations, comprehensive loss, changes in stockholders’ deficiency, and cash flows for the two years then ended December 31, 2014 and 2013 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern.

	(iii)	The decision to change independent registered public accounting firm was recommended and approved by the Board of Directors of the Company.

	(iv)	During the Company’s two most recent fiscal years ended December 31, 2014 and 2013 and any subsequent interim periods through March 28, 2016, the date of dismissal, (a) there were no disagreements with LICO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LICO, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

	(v)	On March 28, 2016 the Company provided LICO with a copy of this Current Report and has requested that it furnish the Company with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter is attached as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on April 1, 2016.

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

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, due to the material weaknesses identified below.

Management's Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President, Chief Executive Officer and Chief Financial Officer, in connection with the review of our financial statements as of December 31, 2016.

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

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Positions and Offices Held
Alex Jen	76	President, Chief Executive Officer, Chief Financial Officer and Director
Xiaoxiong Zhang	46	Director

Alex Jen, Ph.D., has served as the Director of the Company since inception. Dr. Jen served as President of Omni Consultant Ltd starting in December 2002 doing consulting work for Chinese firms exporting merchandise to the United States until his resignation in December 2004. He has extensive experiences in the development, manufacturing and marketing of new products in the pharmaceutical, consumer chemicals, foods, and electronic industries. He has held various positions at FMC Corporation from 1971 to 1972 as Development Engineer, Abbott Laboratories from 1972 to 1976 as Project Manager, Proctor and Gamble Company and Clorox from 1976 to 1992 as Project Engineer, and Fortron/Source Corporation from 1992 to 2002 as Vice President of China Operations. Dr. Jen received his Ph.D. in Chemical Engineering from the University of Massachusetts at Amherst in 1968.    Dr. Jen is of Chinese descent and provides a broad project management, engineering and certification background from both continents.

Xiaoxiong Zhang previously served as a consultant at China Youth Travel Industry (HK) Limited from January 2016 to present. Mr. Zhang also previously held a consultant position at Orient Equal International Group Limited from 2010 to 2015 where he served as an investment manager in Hong Kong. Mr. Zhang is a graduate of Tsinghua University where he majored in Economics. Mr. Zhang has vast investment experience in China, especially focused in high tech investment and real estate investment in China and the South East Asia region.

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

Code of Ethics

The company has adopted a Code of Ethics applicable to its Principal Executive Officer and Principal Financial Officer. A copy of our Code of Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices.

ITEM 11.    EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2016 and December 31, 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Alex Jen, Chief Executive Officer Chief Financial	2016	$0	0	0	0	0	0	$0	$0
Officer	2015	$0	0	0	0	0	0	$0	$0

Henry Lee, Chief Executive Officer and Chief	2016	$0	0	0	0	0	0	$0	$0
Financial Officer	2015	$0	0	0	0	0	0	$0	$0

Employment Agreements

We do not have any employment agreements in place with our sole officer or directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2016.

Compensation of Directors

Our directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 325,744 ordinary shares issued and outstanding as of March 28, 2017.

Name	Number of Shares Beneficially Owned		Percent of Class (1)
Chi Jen Chen 14 FL,Funan Road Kaohsiung City, Taiwan	205,218		63%

Pan Asia Holding Corp. 8FL, No. 167 Chang An E. Road., Sec 2 Taipei, Taiwan	23,454	(2)	7.2%

Alex Jen, Director 711 N. 1st Avenue Arcadia, California 91006	1,200	(3)	0.004%

Rostar International Holdings Ltd. Unit D, 5/F, No.430-436 Nathan Road Kowloon, Hong Kong	23,454	(4)	7.20%

Ting-Wei Lee 4 FL, No.4 Alley 35, Lane 179 Nei Hu Road., Sec.2 Taipei, Taiwan	17,590		5.40%

Esther Pranolo 2115 Sherwood Rd San Marino, Ca 91108	17,774		5.50%

All Executive Officers and Directors as a group (1 person)	1,200		0.004%

(1)	Applicable percentage ownership is based on 325,744 shares of Common Stock outstanding as of March 28, 2017.

(2)	Henry Lee has the sole voting and dispositive control over these securities.

(3)	Alex Jen, our Chief Executive Officer, Chief Financial Officer and Director, has sole voting and dispositive control over these securities.
(4)	Chang Jung Lee has sole voting and dispositive control over these securities.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than compensation arrangements, the following is a description of transactions to which we were a participant or will be a participant to, in which:

●	the amounts involved exceeded or will exceed the lesser of 1% of our total assets or $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Advances from Related Party

As of December 31, 2016, a related party of the Company had advanced $6,159 to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

Advances from Current Shareholder

From time to time, a shareholder of the Company had advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

As of December 31, 2016, a stockholder of the Company had advanced $59,254 to the Company for working capital purposes. These funds are unsecured, non-interest bearing and due on demand.

Free Office Space

The Company has been provided office space by an officer of the Company at no cost.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was approximately $12,000 and $11,000 for the fiscal years ended December 31, 2016 and 2015, respectively.

Audit Related Fees

The Company has been provided office space by an officer of the Company at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

There were no fees for audit related services for the years ended December 31, 2016 and 2015.

Tax Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2016 and 2015.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title
3.1	Certificate Of Incorporation (Incorporated by reference to Form 10SB filed on October 9, 2003.)
3.2	Certificate Of Amendment Of Certificate Of Incorporation (Incorporated by reference to Form S-1 filed on September 16, 2010.)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 30, 2014. (Incorporated by reference to the Quarter Report on Form 10-Q filed on November 13, 2014.)
3.4	Certificate of Amendment of Certificate of Incorporation, dated December 16, 2016. (Incorporated by reference to the Current Report on Form 8-K filed on January 13, 2017.)
3.5	By-Laws (Incorporated by reference to Form 10SB filed on October 9, 2003.)
14.1	Code of Ethics (Incorporated by reference to Form 10-KSB filed on March 22, 2005.)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boly Group Holdings Corp.

By:	/s/ Alex Jen
Alex Jen Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Date:	March 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alex Jen	Chief Executive Officer, Chief	March 29, 2017
Alex Jen	Financial Officer, and Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)

/s/ Xiaoxiong Zhang	Director	March 29, 2017
Xiaoxiong Zhang