Form 10-Q
period 2017-03-31
Boly Group Holdings Corp
filed 2017-05-12
CIK 1265848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 000-50413

Boly Group Holdings Corp.

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

Large accelerated filer	☐	Accelerated filer
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 325,744 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of May 12, 2017.

Boly Group Holdings Corp.

Quarterly Report on Form 10-Q

March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited interim financial statements of Boly Group Holdings Corp. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Boly Group Holdings Corp

March 31, 2017 and 2016

(unaudited)

1

Boly Group Holdings Corp

Condensed Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,568	$716
Prepaid expenses	-	2,548

Total Assets	$4,568	$3,264

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,437	$3,385
Advances from shareholders	59,254	59,254
Advances from related party	14,044	6,159

Total Current Liabilities	81,735	68,798

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 30,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized; 325,744 shares issued and outstanding	326	326
Additional paid-in capital	1,664,282	1,664,282
Accumulated deficit	(1,741,775)	(1,730,142)

Total Stockholders' Deficit	(77,167)	(65,534)

Total Liabilities and Stockholders' Deficit	$4,568	$3,264

See accompanying notes to the condensed financial statements

F-2

Boly Group Holdings Corp

Condensed Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)

Net revenues	$-	$-

Operating expenses
Professional fees	11,185	9,471
General and administrative expenses	448	110

Total operating expenses	11,633	9,581

Net loss	$(11,633)	$(9,581)

Net loss per common share
- Basic and diluted:	$(0.04)	$(0.03)

Weighted average common shares outstanding
- basic and diluted	325,744	325,744

See accompanying notes to the condensed financial statements

F-3

Boly Group Holdings Corp

Condensed Statement of Changes in Stockholders' Deficit

For the three months ended March 31, 2017

(unaudited)

	Common Stock, Par Value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, December 31, 2016	325,744	$326	$1,664,282	$(1,730,142)	$(65,534)

Net loss				(11,633)	(11,633)

Balance, March 31, 2017	325,744	$326	$1,664,282	$(1,741,775)	$(77,167)

See accompanying notes to the condensed financial statements

F-4

Boly Group Holdings Corp

Condensed Statements of Cash Flows

	For the Three months	For the Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016
	(unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,633)	$(9,581)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	2,548	-
Accounts payable and accrued expenses	5,052	1,847

NET CASH USED IN OPERATING ACTIVITIES	(4,033)	(7,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	7,885	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,885	-

NET CHANGE IN CASH	3,852	(7,734)

Cash at beginning of period	716	10,217

Cash at end of period	$4,568	$2,483

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the condensed financial statements

F-5

Boly Group Holdings Corp

March 31, 2017 and 2016

Notes to the Condensed Financial Statements

(unaudited)

Note 1 – Organization and Basis of Presentation

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

Effective November 30, 2016, Mr. Lee resigned as President, Chief Executive Officer and Chief Financial Officer of the Company. On the same day, the Company appointed Mr. Jen (former officer of the corporation) to serve as the President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors.

On December 16, 2016, the Company filed Articles of Amendment to the Articles of Incorporation, and changed its name from Safco Investment Holding Corp. to Boly Group Holdings Corp.

Meanwhile, we have not generated meaningful revenues and our limited assets consist solely of cash.

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”) . Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of December 31, 2016 was derived from the audited financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2017. These financial statements should be read in conjunction with that report.

F-6

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As reflected in the financial statements, the Company had an stockholders’ deficit of $77,167 at March 31, 2017, and incurred a net loss of $11,633 and used cash in operating activities of $4,033 for the reporting period then ended. These and other factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company's independent certified public accounting firm in its report to the December 31, 2016 financial statements has raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

Net Loss per Common Share

Basic loss per share is computed by dividing the net loss applicable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted loss per share is computed by dividing the net loss applicable to Common Stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation if their effect is anti-dilutive.

There were no potentially outstanding dilutive common shares for the reporting period ended March 31, 2017 and 2016.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

F-7

Note 3 – Related Party Transactions

Advances from Shareholder

The Company’s former President and CEO, Mr. Henry Lee, previously provided advances to finance the Company’s working capital requirements. The advances were unsecured, due on demand, and non-interest bearing. As of March 31, 2017 and December 31, 2016, the balance of amounts advanced by Mr. Lee to the Company, used for working capital purposes, amounted to $59,254. These advances are unsecured, non-interest bearing and due on demand.

Due to the change in ownership, new management believes that these amounts are no longer due to Mr. Lee, which Mr. Lee disputes. Accordingly, the amounts remained recorded as liabilities until such time a resolution is reached between the Company and Mr. Lee, or Mr. Lee agrees to release the Company from its obligation.

Advances from Related Party

From time to time, a related party of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

As of March 31, 2017 and December 31, 2016, a related party of the Company advanced $14,044 and $6,159, respectively, to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

Office Space

The Company has been provided office space by an officer of the Company at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

F-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Boly Group Holdings Corp. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operation

For the three months ended March 31, 2017 and 2016

For the three months ended March 31, 2017, we generated no revenue as compared to no revenue for the same period ended March 31, 2016.

Expenses for the three months ended March 31, 2017 totaled $11,633 resulting in a net loss of $11,633. Expenses for the three months ended March 31, 2017 consisted of $448 in general and administrative expenses and $11,185 in professional fees. In comparison, expenses for the same period ended March 31, 2016 totaled $9,581 resulting in a net loss of $9,581. Expenses for the period ended March 31, 2016 consisted of $110 in general and administrative expenses and $9,581 in professional fees. The increase in the expenses for the three months ended March 31, 2017 was a result of an increase in professional fees and an increase in general and administrative expenses.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2017:

For the three months ended March 31, 2017
Net Cash (Used in) Operating Activities	$(4,033)
Net Cash (Used in) Investing Activities	$-
Net Cash Provided by Financing Activities	$7,885

For the three months ended March 31, 2017, the net cash used in operating activities was $4,033. For the three months ended March 31, 2017, the net cash used in investing activities was $0. The net cash provided by financing activities was $7,885 for the three months ended March 31, 2017. As of March 31, 2017, we had $4,568 cash on hand. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

As reflected in the accompanying condensed financial statements, we have minimal operations, working capital deficit of 77,167 and a stockholders’ deficit of $77,167. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. In addition, the Company’s independent certified public accounting firm in its report on the December 31, 2016 financial statements raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

See “Note 2- Summary of Significant Accounting Policies” of the Notes to our condensed financial statements of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2017.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2017.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boly Group Holding Corp.

Date: May 12, 2017	By:	/s/ Alex Jen
Alex Jen
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

