Form 10-Q
period 2017-06-30
Boly Group Holdings Corp
filed 2017-08-10
CIK 1265848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 325,744 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of August 10, 2017.

Boly Group Holdings Corp.

Quarterly Report on Form 10-Q

June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

The following unaudited interim financial statements of Boly Group Holdings Corp. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Boly Group Holdings Corp

June 30, 2017 and 2016

(unaudited)

1

Boly Group Holdings Corp

Condensed Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,458	$716
Prepaid expenses	-	2,548

Total Assets	$1,458	$3,264

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,805	$3,385
Advances from shareholders	59,254	59,254
Advances from related party	30,044	6,159

Total Current Liabilities	94,103	68,798

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 30,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized; 325,744 shares issued and outstanding	326	326
Additional paid-in capital	1,664,282	1,664,282
Accumulated deficit	(1,757,253)	(1,730,142)

Total Stockholders' Deficit	(92,645)	(65,534)

Total Liabilities and Stockholders' Deficit	$1,458	$3,264

See accompanying notes to the condensed financial statements

F-2

Boly Group Holdings Corp

Condensed Statements of Operations

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses
Professional fees	14,558	8,946	25,743	18,417
General and administrative expenses	48	194	496	304

Total operating expenses	14,606	9,140	26,239	18,721

LOSS FROM OPERATIONS	(14,606)	(9,140)	(26,239)	(18,721)

Income tax provision	872	822	872	822

Net loss	$(15,478)	$(9,962)	$(27,111)	$(19,543)

Net loss per common share - Basic and diluted:	$(0.05)	$(0.03)	$(0.08)	$(0.06)

Weighted average common shares outstanding - basic and diluted	325,744	325,744	325,744	325,744

See accompanying notes to the condensed financial statements

F-3

Boly Group Holdings Corp

Condensed Statement of Changes in Stockholders' Deficit

For the six months ended June 30, 2017

(unaudited)

	Common Stock, Par Value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, December 31, 2016	325,744	$326	$1,664,282	$(1,730,142)	$(65,534)

Net loss				(27,111)	(27,111)

Balance, June 30, 2017	325,744	$326	$1,664,282	$(1,757,253)	$(92,645)

See accompanying notes to the condensed financial statements

F-4

Boly Group Holdings Corp

Condensed Statements of Cash Flows

	For the six months	For the Six Months
	Ended	Ended
	June 30, 2017	June 30, 2016
	(unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,111)	$(19,543)

Adjustments to reconcile net loss to net cash used in operating activities Changes in operating assets and liabilities:
Prepaid expenses	2,548	-
Accounts payable and accrued expenses	1,420	2,439

NET CASH USED IN OPERATING ACTIVITIES	(23,143)	(17,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	-	15,662
Advances from related party	23,885	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,885	15,662

NET CHANGE IN CASH	742	(1,442)

Cash at beginning of period	716	10,217

Cash at end of period	$1,458	$8,775

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the condensed financial statements

F-5

Boly Group Holdings Corp

June 30, 2017 and 2016

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

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the six months ended June 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”) .. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of December 31, 2016 was derived from the audited financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2017. These financial statements should be read in conjunction with that report.

F-6

Going concern

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred net loss of $27,111, and used cash in operating activities of $23,143 for the reporting period ended June 30, 2017. These and other factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that these financial statements are issued. In addition, the Company's independent certified public accounting firm in its report to the December 31, 2016 financial statements has raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

There were no potentially outstanding dilutive common shares for the reporting periods ended June 30, 2017 and 2016.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

F-7

Note 3 – Related Party Transactions

Advances from Shareholder

The Company’s former President and CEO, Mr. Henry Lee, previously provided advances to finance the Company’s working capital requirements. The advances were unsecured, due on demand, and non-interest bearing. As of June 30, 2017 and December 31, 2016, the balance of amounts advanced by Mr. Lee to the Company, used for working capital purposes, amounted to $59,254. These advances are unsecured, non-interest bearing and due on demand.

Due to the change in ownership, new management believes that these amounts are no longer due to Mr. Lee, which Mr. Lee disputes. Accordingly, the amounts remained recorded as liabilities until such time a resolution is reached between the Company and Mr. Lee, or Mr. Lee agrees to release the Company from its obligation.

Advances from Related Party

From time to time, a related party of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand

As of June 30, 2017 and December 31, 2016, a related party of the Company advanced $30,044 and $6,159, respectively, to the Company for working capital purposes.

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

Business Overview

We were incorporated in the state of Delaware in September 2003.

We provide small to medium sized business-consulting services. We currently have a limited number of clients but we intend to pursue additional business relationships with small to medium sized businesses in China, the Pacific Rim and United States.

Today’s ever-changing global business environment requires organizations to continuously adapt to market dynamics. Rapidly changing external realities such as technological changes, globalization, aggressive industry consolidation, shifting governmental regulations, increasing cost pressures, and evolving workforce demographics require strategy aligned operating models and organization strategies to ensure the right organization design and capabilities are in place and operating effectively to compete and win.

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

Change in Control

Pursuant to the terms of a Stock Purchase Agreements (“Stock Purchase Agreements”) dated July 30, 2014 between the Company, the majority shareholders of the Company (the “Sellers”) and certain buyers (the “Purchasers”), the Purchasers purchased from the Sellers, 293,169 shares of common stock of the Company, representing approximately 90% of the issued and outstanding shares of the Company, for an aggregate purchase price of $500,000 (the “Purchase Price”). As of the date hereof, $300,000 has been paid and the balance to pay before December 31, 2016 or sooner at a mutually agreed date.

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

Plan of Operation

We have commenced limited operations and will require additional capital to recruit personnel to operate business and to implement our business plan. If we can not implement our business plan, we will seek to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Results of Operation

For the three months ended June 30, 2017 and 2016

For the three months ended June 30, 2017, 2017, we generated no revenue as compared to no revenue for the same period ended June 30, 2016.

Expenses for the three months ended June 30, 2017 totaled $14,606 resulting in a net loss of $15,478. Expenses for the three months ended June 30, 2017 consisted of $48 in general and administrative expenses and $14,558 in professional fees. In comparison, expenses for the same period ended June 30, 2016 totaled $9,140 resulting in a net loss of $9,962. Expenses for the period ended June 30, 2016 consisted of $194 in general and administrative expenses and $8,946 in professional fees. The increase in the expenses for the three months ended June 30, 2017 was a result of an increase in professional fees.

For the six months ended June 30, 2017 and 2016

For the six months ended June 30, 2017, we generated no revenue as compared to no revenue for the same period ended June 30, 2016.

Expenses for the six months ended June 30, 2017 totaled $26,239 resulting in a net loss of $27,111. Expenses for the six months ended June 30, 2017 consisted of $496 in general and administrative expenses and $25,743 in professional fees. In comparison, expenses for the same period ended June 30, 2016 totaled $18,721 resulting in a net loss of $19,543. Expenses for the six months ended June 30, 2016 consisted of $304 in general and administrative expenses and $18,417 in professional fees. The increase in expenses for the six months ended June 30, 2017 was a result of an increase in professional expenses.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended June 30, 2017:

For the six months ended June 30, 2017
Net Cash (Used in) Operating Activities	$(23,143)
Net Cash (Used in) Investing Activities	$-
Net Cash Provided by Financing Activities	$23,885

For the six months ended June 30, 2017, the net cash used in operating activities was $23,143. For the six months ended June 30, 2017, the net cash used in investing activities was $0. The net cash provided by financing activities was $23,885 for the six months ended June 30, 2017. As of June 30, 2017, we had $1,458 cash on hand. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

As reflected in the accompanying condensed financial statements, we have minimal operations, working capital deficit of 92,644 and a stockholders’ deficit of $92,645. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. In addition, the Company’s independent certified public accounting firm in its report on the December 31, 2016 financial statements raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2017, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2017.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2017.

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

Boly Group Holding Corp.

Date: August 10, 2017	By:	/s/ Alex Jen
Alex Jen
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

