Form 10-Q
period 2017-09-30
Boly Group Holdings Corp
filed 2017-11-14
CIK 1265848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 325,744 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of November 13, 2017.

Boly Group Holdings Corp.

Quarterly Report on Form 10-Q

September 30, 2017

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

The following unaudited interim financial statements of Boly Group Holdings Corp. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Boly Group Holdings Corp

September 30, 2017 and 2016

(unaudited)

1

Boly Group Holdings Corp

Condensed Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,849	$716
Prepaid expenses	-	2,548

Total Current Assets	6,849	3,264

Total Assets	$6,849	$3,264

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$100	$3,385
Advances from shareholders	59,254	59,254
Advances from related party	45,043	6,159

Total Current Liabilities	104,397	68,798

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value: 30,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized;
325,744 shares issued and outstanding	326	326
Additional paid-in capital	1,664,282	1,664,282
Accumulated deficit	(1,762,156)	(1,730,142)

Total Stockholders’ Deficit	(97,548)	(65,534)

Total Liabilities and Stockholders’ Deficit	$6,849	$3,264

See accompanying notes to the condensed financial statements

F-2

Boly Group Holdings Corp

Condensed Statements of Operations

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses
Professional fees	4,823	4,371	30,566	22,788
General and administrative expenses	80	512	576	816

Total operating expenses	4,903	4,883	31,142	23,604

Loss from operations	(4,903)	(4,883)	(31,142)	(23,604)

Income tax provision	-	-	872	822

Net loss	$(4,903)	$(4,883)	$(32,014)	$(24,426)

Net loss per common share
- Basic and diluted:	$(0.02)	$(0.01)	$(0.10)	$(0.07)

Weighted average common shares outstanding
- basic and diluted	325,744	325,744	325,744	325,744

See accompanying notes to the condensed financial statements

F-3

Boly Group Holdings Corp

Condensed Statement of Changes in Stockholders’ Deficit

For the nine months ended September 30, 2017

(unaudited)

	Common Stock, Par Value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2016	325,744	$326	$1,664,282	$(1,730,142)	$(65,534)

Net loss				(32,014)	(32,014)

Balance, September 30, 2017	325,744	$326	$1,664,282	$(1,762,156)	$(97,548)

See accompanying notes to the condensed financial statements

F-4

Boly Group Holdings Corp

Condensed Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2017	September 30, 2016
	(unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,014)	$(24,426)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	2,548	-
Accounts payable and accrued expenses	(3,285)	(635)

NET CASH USED IN OPERATING ACTIVITIES	(32,751)	(25,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	-	15,662
Advances from related party	38,884

NET CASH PROVIDED BY FINANCING ACTIVITIES	38,884	15,662

NET CHANGE IN CASH	6,133	(9,399)

Cash at beginning of period	716	10,217

Cash at end of period	$6,849	$818

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the condensed financial statements

F-5

Boly Group Holdings Corp

September 30, 2017 and 2016

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

Basis of Presentation

The unaudited condensed financial statements of the Company for the nine months ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”) . Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of December 31, 2016 was derived from the audited financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2017. These financial statements should be read in conjunction with that report.

F-6

Note 2 - Summary of Significant Accounting Policies

Net Income (Loss) per Common Share

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

There were no potentially outstanding dilutive common shares for the reporting period ended September 30, 2017 and 2016.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying condensed financial statements for the nine-month period ended September 30, 2017, the Company incurred a net loss of $32,014 and used cash in operating activities of $32,751 for the reporting period then ended. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. In addition, the Company’s independent certified public accounting firm in its report to the December 31, 2016 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

F-7

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

Note 4 – Related Party Transactions

Advances from Shareholder

The Company’s former President and CEO, Mr. Henry Lee, previously provided advances to finance the Company’s working capital requirements. The advances were unsecured, due on demand, and non-interest bearing. As of September 30, 2017 and December 31, 2016, the balance of amounts advanced by Mr. Lee to the Company, used for working capital purposes, amounted to $59,254. These advances are unsecured, non-interest bearing and due on demand.

Due to the change in ownership, new management believes that these amounts are no longer due to Mr. Lee, which Mr. Lee disputes. Accordingly, the amounts remained recorded as liabilities until such time a resolution is reached between the Company and Mr. Lee, or Mr. Lee agrees to release the Company from its obligation.

Advances from Related Party

From time to time, a related party of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand

As of September 30, 2017 and December 31, 2016, a related party of the Company advanced $45,043 and $6,159, respectively, to the Company for working capital purposes.

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

Results of Operation

For the three months ended September 30, 2017 and 2016

For the three months ended September 30, 2017, we generated no revenue as compared to no revenue for the same period ended September 30, 2016.

Expenses for the three months ended September 30, 2017 totaled $4,903 resulting in a net loss of $4,903. Expenses for the three months ended September 30, 2017 consisted of $80 in general and administrative expenses and $4,823 in professional fees. In comparison, expenses for the same period ended September 30, 2016 totaled $4,883 resulting in a net loss of $4,883. Expenses for the period ended September 30, 2016 consisted of $512 in general and administrative expenses and $4,371 in professional fees.

For the nine months ended September 30, 2017 and 2016

For the nine months ended September 30, 2017, we generated no revenue as compared to no revenue for the same period ended September 30, 2016.

Expenses for the nine months ended September 30, 2017 totaled $31,142 resulting in a net loss of $32,014. Expenses for the nine months ended September 30, 2017 consisted of $576 in general and administrative expenses and $30,566 in professional fees. In comparison, expenses for the same period ended September 30, 2016 totaled $23,604 resulting in a net loss of $24,426. Expenses for the nine months ended September 30, 2016 consisted of $816 in general and administrative expenses and $22,788 in professional fees. The increase in expenses for the nine months ended September 30, 2017 was a result of an increase in professional expenses.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2017:

For the nine months ended September 30, 2017
Net Cash (Used in) Operating Activities	$(32,751)
Net Cash (Used in) Investing Activities	$-
Net Cash Provided by Financing Activities	$38,884

For the nine months ended September 30, 2017, the net cash used in operating activities was $32,751. For the nine months ended September 30, 2017, the net cash used in investing activities was $0. The net cash provided by financing activities was $38,884 for the nine months ended September 30, 2017. As of September 30, 2017, we had $6,849 cash on hand. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

As reflected in the accompanying condensed financial statements, we have minimal operations, a working capital deficit of 97,548 and an accumulated deficit of $1,762,156. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. In addition, the Company’s independent certified public accounting firm in its report on the December 31, 2016 financial statements raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

See “Note 2 - Summary of Significant Accounting Policies” of the Notes to our condensed financial statements of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangement

We do not have any off-balance sheet arrangement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2017, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2017.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended September 30, 2017.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boly Group Holding Corp.

Date: November 14, 2017	By:	/s/ Alex Jen
Alex Jen
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

