Form 10-K
period 2017-12-31
US VR Global.com Inc.
filed 2018-03-29
CIK 1265848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

US VR GLOBAL.COM INC.
(Name of Registrant As Specified In Its Charter)

Delaware	000-50413	98-0407797
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Lot A-2-10, Galeria Hartamas Jalan 26A/70A, Desa Sri Hartamas 50480 Kuala Lumpur, Malaysia	50480
(Address of principal executive offices)	(Zip Code)

603 6201 0069

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

There was no active public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of March 22, 2018, the registrant had 126,325,792 shares of its common stock, par value $0.001 per share, outstanding.

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

PART I

ITEM 1. BUSINESS.

Overview

Company History

US VR Global.com Inc. (formerly known as Boly Group Holdings Corp.) (the “Company”) was incorporated in the State of Delaware in 2003. On February 6, 2018, the Company, US VR Global Inc. (“US VR Sub”), and each of the shareholders of US VR Sub who either executed a counterpart signature to the Share Exchange Agreement dated February 6, 2018 (the “Exchange Agreement”) or who executed a joinder agreement to the Exchange Agreement following the effective date of the Exchange Agreement but prior to the First Closing (as hereinafter defined) (such shareholders, the “US VR Sub Shareholders”), and Lai Chee Mei (Amanda) as representative of the US VR Sub Shareholders entered into the Exchange Agreement. Pursuant to the terms of the Exchange Agreement, (i) the Company agreed to acquire from the US VR Sub Shareholders all of the shares of common stock of US VR Sub held by such US VR Sub Shareholders in exchange for the issuance by the Company to the US VR Sub Shareholders of shares of the Company’s common stock and shares of the Company’s Series A preferred stock, and (ii) US VR Sub will become a wholly owned subsidiary of the Company.

Pursuant to the terms of the Exchange Agreement, at the first closing (the “First Closing”), each US VR Sub Shareholder agreed to exchange 51% of such US VR Sub Shareholder’s common stock of US VR Sub, with any partial shares resulting from such calculation being rounded to the nearest whole share, for shares of Company common stock, on the basis of one share of Company common stock for each three shares of US VR Sub common stock being exchanged at the First Closing, with any partial shares of Company common stock resulting from such calculation being rounded to the nearest whole share (the “Exchange Common Shares”).

The First Closing occurred on February 6, 2018. As a result, at the First Closing, the US VR Sub Shareholders exchanged an aggregate of 378,000,124 shares of US VR Sub common stock, representing 51% of US VR Sub’s common stock, for 126,000,041 shares of Company common stock, representing 99.7% of the Company’s common stock, and US VR Sub became a majority owned subsidiary of the Company.

Pursuant to the terms of the Exchange Agreement, at the second closing (the “Second Closing”), each US VR Sub Shareholder agreed to exchange the balance of such US VR Sub Shareholder’s common stock of US VR Sub for shares of Company Series A preferred stock, on the basis of one share of Company Series A preferred stock for each three shares of US VR Sub common stock being exchanged at the Second Closing, with any partial shares of Series A preferred stock resulting from such calculation being rounded to the nearest whole share. (the “Exchange Preferred Shares” and together with the Exchange Common Shares, the “Exchange Shares”). The exchanges set forth above are together referred to herein as the “Share Exchange.” The Second Closing is expected to occur during the fiscal quarter ending June 30, 2018. We expect following the Second Closing, that US VR Sub will be a wholly owned subsidiary of the Company.

The Company was a shell company immediately prior to the Share Exchange. The Company had no assets or operations prior to the Share Exchange.

US VR Sub was incorporated in the State of Delaware on February 27, 2017 and commenced operations at that time.

Following the First Closing, the Company holds a 51% interest in US VR Sub. US VR Sub has three subsidiaries, one of which (Hero Central Dot Com Sdn Bhd) is an operating subsidiary. The following chart shows the Company’s current corporate structure.

Executive Summary

As discussed further below, the main focus of our business will be establishing our Hero Central theme parks, which are new generation playgrounds that use virtual reality (“VR”) and augmented reality (“AR”) technologies to provide interactive and immersive rides, games and attractions. They are also planned to have conventional rides, games and attractions, as well as sports-entertainment facilities for those who enjoy an active lifestyle. The Company is a provider of cutting-edge VR and AR enhanced leisure and entertainment activities. We are creating our Hero Central Digital Platform as an online enabler and integrated platform for our businesses:

●	Hero Central theme parks, a chain of next generation indoor shopping mall-based VR and AR enhanced theme parks and arcades;
●	Publishing AR Trading Card Game Applications; and
●	Collaborating with Hero Makers, our brand and IP partners and application developers to develop content.

In addition, we are developing Hero Central Theme Parks as a multi-level platform with intellectual property (“IP”) developed by us and by third party interested IP owners and developers, who we refer to as “Hero Makers.” We can select from a variety of IP to create the best guest experience, and are not limited to any single brand, theme or Hero Maker. We intend our flagship Hero Central theme park will cover approximately170,000 square feet of high-energy space at Empire City Damansara, in Malaysia. This is a mixed development in Damansara Perdana, which is in Malaysia’s Greater Kuala Lumpur metropolis.

The global theme park industry is large and has enjoyed good growth. In Malaysia, the leading water amusement parks grew attendance 16% in 2016 over attendance rates in 2015, and the Themed Entertainment Association’s 2016 Global Attraction’s Attendance Report forecasts steady growth for most of Asia through 2020.

We believe that the VR and AR industry is new and poised for explosive growth. VR can provide an immersive experience in a digital environment for a user, typically through the use of devices such as goggles or visors that can block out the room and transpose the user to the perception of a unique environment. It can be deployed successfully in entertainment situations, such as simulating a roller coaster ride, concert, cartoon or outdoor adventure. AR places digital content on top of the physical world you see around you. AR works by adding two-dimensional (“2D”) or three-dimensional (“3D”) layered content on top of real world objects or locations, allowing the user to unlock additional information, virtual toys, gadgets or “pop up” experiences.

We are in the process, through documentation, of seeking to establish the “first use” of our tradename and the originality of our copyright , so our intellectual property can be protected in Malaysia. The Company has submitted an application to trademark the following logo:

The application was submitted to the Intellectual Property Corporation of Malaysia Trademark Registry on August 11, 2017, under the application number 2017065449, and if granted the trademark will have a duration of 10 years with renewal options after 10 years for subsequent periods. We believe that once our logo has trademark protection in Malaysia, it will consequently then have the protections of the international Berne Convention Treaties, which covers 175 countries, including China, the United States, Canada, Singapore, Japan, and other major nations around the world. In the latest publication of the US Chamber of Commerce’s International Intellectual Property Index, Malaysia has been ranked second among the Association of Southeast Asian Nations in terms of intellectual property protection.

We have a flexible expansion model that we believe is highly modular and scalable for our Hero Central Theme Parks. We plan to create locations that range in size from a VR theme park, to arcades that fit in retail lots. Each theme park and arcade are planned to be tied together by our Hero Central Digital Platform and operated with common management systems. To support our Hero Central Theme Park expansion plan, we plan to develop a licensing program for third party licensees. Under this planned program, licensees will be provided with access to our content, online platform, management system and other back-office systems. Licensees will be responsible for the initial capital investment and daily operations.

We are also developing our own AR-enhanced trading card game application that is enabled and driven by our Hero Central Digital Platform. We plan to publish applications to users in Malaysia and globally. It is planned that the trading card will be a physical card with printed codes such that a smartphone or tablet will be able to read the codes to create 3D images overlaid on the viewer’s existing environment. The 3D image will be displayed on the viewer’s device. The viewer may also interact with the created 3D image using the device.

VR and AR Explained

What is VR?

Virtual reality or “VR” uses a combination of technologies to create a 3D environment and present it to the user in a manner that makes the user feel as if he or she is actually immersed in that environment. Current VR systems consist of at least two components, the processor and head mounted display (“HMD”). The processor may be a computer or laptop, smartphone, game console or some other device. Its function is to run the VR application content, gather feedback from the HMD and sensors, and render the virtual 3D environment for the user. A powerful processor is needed to render a convincing environment quickly enough to avoid lag and visual stuttering. The HMD contains the screens that display the immersive visual 3D environment to the user, and headphones to deliver audio content. It is equipped with sensors to detect the user’s head movement to control his field of view in the virtual environment. At a minimum, VR immersion usually involves:

●	Vision: The HMD is usually a visor or helmet that filters out the user’s peripheral vision. Visual content is presented to the user with high-definition screens. Equipment manufacturers currently use a number of techniques to achieve 3D images, including dual displays on single or double screens, and stereoscopic display with lenses. Screen refresh rate must be at least 60 frames per second (“fps”) to avoid vision stuttering and user disorientation. Contemporary HMDs commonly have refresh rates of 90 fps and 120 fps.

●	Sound: Headphones with active and passive noise cancelling are used to block out external sounds. To enhance realism the sound fed to the user is modulated to create the impression that it originates from a particular direction and point in the distance.

●	Head Tracking: The HMD has a number of sensors to track the movement of the user’s head so that his view of the virtual environment can be updated accordingly. To achieve an even higher level of realism some HMD have infra-red cameras and other sensors to track the user’s eye movement.

Using more interactive features on top of these minimum requirements can make the VR experience more immersive and realistic:

●	Customized Control: Some VR systems and games use a set of wireless controls that are designed to make the user feel as if they are using their own hands in the VR environment. For example, users squeeze on a hand trigger on their controller to fire a gun in a VR application.

●	Customized Set: The user’s immediate surroundings can be outfitted to resemble a vehicle or other environment that matches their VR world. This concept is usually paired with customized controls. For example, the user of an advanced flight simulator may be strapped into a simulated cockpit, and control his VR aircraft with a joystick, throttle and foot pedals.

●	Movement: Equipment such as moving platforms and 6-degree-of-freedom seats equipped with force feedback systems can be used to create a realistic sense of motion that matches the user’s movement through the VR environment.

What is AR?

With augmented reality or “AR”, users perceive the real world with the addition of computer-generated images that are overlaid on specific objects. Unlike an immersive VR experience, users are aware that they are in the real world. Users employ a device that is equipped with a camera, such as a smartphone or a tablet. The camera scans the environment, feeding the application’s image recognition capability. The application’s AR content is triggered when specific images are recognized, such as QR codes, borders, faces, locations and names. Location-based AR works in a similar manner, using devices equipped with a global position system or other location sensors. Bringing the device to a specific location or area triggers the application’s AR content.

Industry and Market Assessment

Overview

The VR and AR industry is still in its infancy, with many companies investing heavily in research and development. While there are many varied forecasts and estimates on the future market size of this industry, the one thing that many industry experts agree on is that the industry will experience rapid growth over the next few years.

We expect that hardware will be the main driver of growth for the VR and AR industry. Even now, there are numerous HMDs available which are used primarily for video games, such as the Oculus Rift and HTC Vive. However, the adoption rate is still low as prices of these headsets are costly, not taking into account the high-end processors needed to run the games smoothly to provide players with a satisfactory experience. In the near future, prices of hardware are expected to fall to more affordable levels, on the back of technological improvements in components such as display technology and graphics card, competition among manufacturers as well as the effect of economies of scale on the industry.

Case Study – Pokémon Go

Pokémon Go is an AR mobile phone game which was released by Niantic Labs in July 2016. The game was an immediate hit upon launching and got many people to go outdoors in search of Pokémon, flooding places such as parks and landmarks in many countries. Pokémon Go’s first day revenue was between $3.9 million and $4.9 million. By August 2016 the mobile app had achieved 100 million downloads worldwide; as of March 2017, the total number was approximately 650 million downloads. At the height of its popularity, the game had 22.5 million active daily users.

The game, which is free-to-play, generates revenue by offering players optional in-application purchases such as PokéBalls, lures and other virtual goods which enhance a player’s gaming experience. Additionally, Pokémon Go derives revenues from businesses who want to increase pedestrian traffic at their locations. In general, the business pays Niantic a sum of money to increase spawn rates of rare Pokémon in their area or create a game checkpoint such as a PokéStop or PokéGym at their location.

(Source: Wandera)

App Annie, a mobile analytics firm, estimated that Pokémon Go had earned approximately $950 million in revenue in 2016 alone, and breached the $1 billion barrier in January 2017. While the number of daily active users has dropped, it still averaged 7.5 million daily active users in January 2017. There was a small surge in user activity in February 2017 following the release of a collection of new Pokémon, indicating that players are still interested enough to play if there are new developments. Within the first few days of Pokémon Go’s release, the market capitalization of Japanese game maker Nintendo more than doubled to reach a high of $42.5 billion.

Aside from its surreal business success, Pokémon Go was able to promote the concept of AR to a vast number of consumers worldwide better than any other software or hardware at the time. More importantly, it also gave corporations a preview of the potential impact of AR technology on their businesses.

Theme Parks and Attractions

As discussed further below, the main focus of our business will be establishing our Hero Central theme parks, which are new generation playgrounds that use VR and AR technologies to provide interactive and immersive rides, games and attractions. They are also planned to have conventional rides, games and attractions, as well as sports-entertainment facilities for those who enjoy an active lifestyle.

The global theme park industry is large and has previously enjoyed good growth.

EMEA = Europe, Middle East and Africa

Source: Themed Entertainment Association and AECOM

From 2006 and 2015, market growth was toward Asia-Pacific, where it increased its market share from 35% to 42%, respectively.

Competitive Analysis Home VR and AR

We believe that VR and AR theme parks have various advantages over home-based gaming systems. In general, VR and AR games that run on home computers or consoles require gamers to own high end HMD such as the Oculus and HTC Vive that on its own, can cost approximately $600 in order to enjoy the full experience. Computer gamers will need to spend more money to make sure that their systems have the right amount of processing power needed to run the game smoothly.

In short, setting up a proper home-based VR system may prove to be out of reach of the vast majority of consumers at this point in time. AR and VR theme parks will be able to offer gamers a significantly cheaper alternative through a pay-per-use system. Furthermore, the availability of a wide range of games in the theme park will give gamers the opportunity to play a range of games without having to purchase the game itself. VR and AR theme parks in Malaysia could provide a lower cost alternative to VR and AR gaming enthusiasts who do not have the capacity to purchase a system of their own.

Home-based systems will also likely not be able to duplicate free-roam VR experiences that can be achieved in VR and AR theme parks. Free-roam VR is a concept which uses a tracking system to detect movements of players across a large area. It allows players to move freely while inside a virtual world. The tracking system can coordinate more than one player at a time, which allows gamers to share their virtual environment with friends. We believe that this increases the immersion factor of the game and makes the game more memorable as they are able to share the same virtual experience with friends.

Conventional Theme Parks

The table below shows the number of visitor arrivals to selected Malaysian theme parks from 2013 to 2015.

Selected Malaysian Theme Park Attendance

Year	2013	2014	2015
Sunway Lagoon, Kuala Lumpur (‘000)	1,100	1,100	1,077
Growth (%)	n.a.	0.0%	-2.1%
Sunway Lost World of Tambun, Perak (‘000)	500	700	859
Growth (%)	n.a.	40.0%	22.7%
Legoland Water Park, Johor (‘000)	n.a.	630	700
Growth (%)	n.a.	n.a.	11.1%

(Source: International Association-Amusement Parks and Attractions)

According to Sentoria Group Berhad’s 2016 annual report, between 2011 and 2015, Bukit Gambang Resort City’s theme park in Pahang serviced an average of 592,000 visitors a year. In 2012, KidZania KL commenced operations and attracted over 400,000 visitors in its first full year of operations. In 2015, Khazanah Nasional Berhad, the co-owner of KidZania KL, reported that it had over two million visitors since its launch. It estimated that 500,000 people visited KidZania in 2015.

Just as VR and AR technologies are disrupting various industries across the globe, VR and AR theme parks could potentially outperform their traditional counterparts due to the various advantages and unique value propositions. We believe that a major business advantage that VR and AR theme parks have over conventional theme parks is that they require significantly fewer resources to setup and operate. This is because VR and AR theme parks do not need large structures requiring large space and incurring high capital cost. Instead, VR and AR theme parks can be opened in malls with exciting interior decorations and minor structures requiring relatively lower initial capital outlay. VR and AR theme parks can also easily upgrade or change their content regularly to provide visitors with fresh and new experiences. We believe that this will encourage recurrent visits. This is unlike conventional theme parks, where rides and attractions typically stay the same for many years.

Business Model

Overview

We are providers of cutting-edge VR and AR enhanced leisure and entertainment activities. We are creating our Hero Central Digital Platform as an online enabler of the key business areas that we are seeking to develop:

●	Operating a chain of next generation indoor shopping mall-based VR and AR enhanced theme parks; and

●	Publishing AR game applications.

Our business model is based on developing our own content and applications, as well as collaborating with local and international IP owners to develop engaging VR and AR enhanced leisure and educational activities.

Our Integrated Platform Business Model

Our business model is premised on all our activities being linked and integrated to our Hero Central Digital Platform. Our current proposed business activities include VR and AR theme parks and arcades, which we name Hero Central Theme Parks, and AR Trading Card Game Applications.

Hero Central Digital Platform

The Hero Central Digital Platform is planned to be the online platform that unifies all our various business areas. Users, whom we like to call “Hero Lovers”, are expected to be able to create a single profile for all of their online and offline experiences and purchases from us. Regardless of where they start, their profile will follow them as they immerse themselves in any of our theme parks and arcades, and AR trading card games.

Our Hero Central Digital Platform is planned to host a centralized database, collecting and mapping all our Hero Lovers’ activities across all our locations, games and applications. Over time, with sufficient data points, we believe that we will be able to undertake meaningful analytics and proactively suggest new experiences to our Hero Lovers based on their likes, preferences and habits. In addition, we plan to use such analytics for joint marketing with external parties to create new revenue streams for our business.

Our Hero Central Digital Platform is also planned to be a multi-level platform for Hero Makers, our brand and IP partners and application developers, to collaboratively create new and innovative games, rides and applications.

Global Theme Park and Attractions Statistics

The main focus of our business will be our Hero Central theme parks – which are planned to be new generation playgrounds that use VR and AR technologies to provide interactive and immersive rides, games and attractions. They are planned to be designed to have conventional rides, games and attractions, as well as sports-entertainment facilities for those who enjoy an active lifestyle. The theme park industry in general is experiencing excellent growth and we believe provide a fertile ground for the Company to introduce its products and services, as shown in the charts below.

GLOBAL THEME PARK SPENDING AND NOMINAL GDP (2009=100.0)

200
150
100
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
100.0
105.8
112.8
120.3
130.3
138.5
147.4
160.5
172.7
184.1
196.4
100.0
107.1
114.4
120.1
125.8
132.8
140.5
149.2
158.9
169.8
182.1
Theme Park Spending
Nominal GDP

Source: Wilkofsky Gruen Associates

GLOBAL THEME PARK MARKET BY CATEGORY													
Category	**2009**	**2010**	**2011**	**2012**	**2013**	**2014**	**2009-2014 CAGR**	**2015**	**2016**	**2017**	**2018**	**2019**	**2014-2019 CAGR**
Attendance (Millions)	797.7	830.5	867.3	893.7	931.2	957.1		985.2	1,054.0	1,103.2	1,142.9	1,187.8	
% change		4.1	4.4	3.0	4.2	2.8	3.7	2.9	7.0	4.7	3.6	3.9	4.4
Per Capita Spending[1] (US$)	36.02	36.61	37.36	38.68	40.22	41.58		42.98	43.77	44.98	46.29	47.52	
% change		1.6	2.0	3.5	4.0	3.4	2.9	3.4	1.8	2.8	2.9	2.7	2.7
Total Spending[1] (US$ Millions)	28,736	30,404	32,400	34,568	37,449	39,798		42,344	46,129	49,618	52,906	56,447	
% change		5.8	6.6	6.7	8.3	6.3	6.7	6.4	8.9	7.6	6.6	6.7	7.2

[1]At average 2014 exchange rates.
Source: Wilkofsky Gruen Associates

GLOBAL THEME PARK MARKET BY REGION[1] (US$ MILLIONS)													
Region	**2009**	**2010**	**2011**	**2012**	**2013**	**2014**	**2009-2014 CAGR**	**2015**	**2016**	**2017**	**2018**	**2019**	**2014-2019 CAGR**
Asia-Pacific	6,128	8,892	9,625	10,499	11,770	12,910		13,768	15,552	16,996	18,287	19,719	
% change		9.4	8.2	9.1	12.1	9.7	9.7	6.6	13.0	9.3	7.6	7.8	8.8
Europe	5,693	5,870	6,232	6,266	6,468	6,814		7,176	7,575	7,979	8,361	8,746	
% change		3.1	6.2	0.5	3.2	5.3	3.7	5.3	5.6	5.3	4.8	4.6	5.1
North America	14,608	15,279	16,149	17,402	18,785	19,620		20,916	22,407	23,952	25,513	27,179	
% change		4.6	5.7	7.8	7.9	4.5	6.1	6.6	7.1	6.9	6.5	6.5	6.7
Latin America	283	311	321	318	340	361		382	405	429	456	484	
% change		9.9	3.2	-0.9	6.9	6.2	5.0	5.8	6.0	5.9	6.3	6.1	6.0
Middle East/ North Africa	24	52	73	83	88	93		102	190	262	289	319	
% change		116.7	40.4	13.7	6.0	5.7	31.1	9.7	86.3	37.9	10.3	10.4	28.0
Total	28,736	30,404	32,400	34,568	37,449	39,798		42,344	46,129	49,618	52,906	56,447	
% change		5.8	6.6	6.7	8.3	6.3	6.7	6.4	8.9	7.6	6.6	6.7	7.2

[1]At average 2014 exchange rates.
Source: Wilkofsky Gruen Associates

(Source: Wilkofsky Gruen Associates as published by The International Association of Amusement Parks and Attractions)

Source: Wilkofsky Gruen Associates as published by The International Association of Amusement Parks and Attractions

Asia-Pacific and Malaysia Theme Park and Attractions Statistics

(Source: Wilkofsky Gruen Associates as published by The International Association of Amusement Parks and Attractions)

Theme parks and attractions in Asia-Pacific countries are generally forecasted to grow at compound annual growth rate of 8.8% between 2014 and 2019.

14

Hero Central Theme Parks and Arcades

Overview

The main focus of our business will be our Hero Central theme parks. Our Hero Central theme parks are planned to be new generation playgrounds that use VR and AR technologies to provide interactive and immersive rides, games and attractions. They are also planned to have conventional rides, games and attractions, as well as sports-entertainment facilities for those who enjoy an active lifestyle.

The key difference of our Hero Central theme parks as opposed to most other theme parks is that they are planned to be established in shopping malls. We believe that this approach will enable us to benefit from each mall’s strategic location as well as tapping on their regular visitor traffic flow. More importantly, we believe that the set-up cost is significantly reduced as we will be using the mall’s infrastructure including the building, parking facilities, security and the ready availability of utilities, amenities and facilities. Since we plan to have most of our theme parks located in indoor malls, we believe that we have a significant advantage over outdoor based theme parks whose attendance can be significantly affected by bad weather.

We plan to adopt three operating models for our theme park and arcade business comprising:

●	Grand VR Park, a flagship theme park with over 100,000 square feet of space;

●	VR Park, a typical theme park with 30,000 square feet to 50,000 square feet of space;

●	Arcades, with between 500 square feet and 15,000 square feet of space.

Our business concept is designed to be flexible, modular and scalable. This will allow us to open new theme parks and arcades that are of the proper size to fit their locations, and with the best content to suit economic, social and cultural needs. We aim to establish a chain of Hero Central theme parks and arcades in Malaysia and Asian countries together with our licensees.

Multiple IP at Each Location

Hero Central theme parks and arcades are planned to employ an all-inclusive multi-level platform IP strategy. For example, our theme parks could include VR or AR enhanced games modelled after popular video games, adventure rides through a Jurassic forest or interactive activities with a popular character. This approach means our theme parks are not tied to one brand or IP. In our flagship Hero Central Grand VR Park, we could have up to 100 different IP rides, games, attractions and contents. We will develop our own content as well as collaborate with interested IP owners and developers, or “Hero Makers”, to bring in multiple, interesting and popular content for our theme parks. Each Hero Maker is planned to be able to set up an entire themed zone at our theme parks and arcades or participate at a smaller scale by placing one or a few rides, games and attractions.

We plan to collaborate with Malaysian, regional and global Hero Makers to bring their content and IP into our theme parks and arcades. We believe that this will give our locations a diverse multi-cultural atmosphere that is exciting and new. Our customers, whom we call Hero Lovers, will have an opportunity to interact with their favorite characters, and also discover and enjoy new characters and virtual worlds.

This multi-level platform approach will also mean that each Hero Central theme park and arcade can have a different mix of themed zones and attractions, so that no two are the same. This will enable us to open multiple theme parks and arcades in a particular area and encourage guests to visit different ones.

Fun for Everyone

Our Hero Central theme park and arcade concept is designed to appeal to a wide range of age groups – from toddlers to adults. We expect that it will have five zones:

●	Hero Kids will appeal to young children from 3 to 7 years old, and their parents;

●	Hero Power will excite children from 8 to 12 years old, teenagers and young adults;

●	Hero Rides are for people of all ages;

●	Hero Challenge is for families, friends and corporate groups looking for active challenges.

●	Hero Education dedicated edutainment area filled with digital learning experience, child-size replica of real city and more.

Grand VR Park – Our Flagship Hero Central Theme Park

Grand VR Park, which is planned to be our flagship Hero Central theme park is planned to be at the Empire City Damansara Shopping Mall. It is planned to have approximately 170,000 square feet of space and we believe it will be the shopping mall’s main attraction. The flagship is planned to have gated Hero Kids, Hero Power, Hero Rides and Hero Challenge zones, and a Central Square with themed retail and food and beverage outlets that is open to the public. We expect the Grand VR Park to commence operations in the fourth fiscal quarter of 2018, although there can be no assurance that this can be completed as planned or at all.

VR Park – Our Typical Theme Park

Hero Central VR Parks are planned cover between 30,000 square feet and 50,000 square feet of space. They are planned to follow the template what we will set out at our flagship Grand VR Park, with a Central Square and five Hero zones. Hero Lovers will get to enjoy the full Hero Central experience at these theme parks. Hero Central theme parks are going to be designed so that they are a shopping mall’s star attraction, creating win-win partnerships with property owners.

Hero Central Arcades

Hero Central arcades are planned to have a smaller footprint of between 500 square feet and 15,000 square feet. They are designed to operate comfortably in a shopping mall’s retail lot and are designed to complement the mall’s other attractions. Arcades are planned to have Hero Power and Hero Ride zones, and generally have fewer rides and games compared to full-fledged theme parks. Entry to our arcades is expected to be free, but Hero Lovers will have to purchase points to play some of the rides and games. Some retail and food and beverage options are planned to be available, although they will not be as extensive as our theme parks.

We believe that Hero Central arcades will help to introduce our brand and experience to a wider audience. They can also help us launch new content and IP partners before we commit to setting up full-fledged theme park. We believe that their smaller size and set-up cost will also appeal to potential licensees with a good operational track record but have fewer financial resources.

Common Standard Operating Procedure

We also plan to develop a common standard operating procedure (“SOP”) that will be adopted at all Hero Central theme parks and arcades. The SOP will cover all aspects of day-to-day operations including integration with the Hero Central Digital Platform; guest relations and dispute resolution; point-of-sales, inventory and procurement; staff training program; food and beverage and retail outlet management; maintenance of equipment and facilities; and upgrades and renovations. Adopting a common SOP across all locations will help to ensure that Hero Lovers will receive the same service regardless of where they play.

The SOP are planned to be an integral part of our licensing program as it will be the basis of how our licensees will operate their locations. We believe that it will help to streamline the process of setting up new theme parks and arcades.

Moving forward, we expect to benefit from economies of scale due to the use of SOP for theme park and arcade management.

Licensing Program

We plan to execute our Hero Central theme park and arcade expansion program through a combination of setting up and operating new locations ourselves, and also through a licensing program.

We plan to develop the licensing program to identify, train and manage suitable licensees to set up and operate new Hero Central theme parks and arcades at carefully selected locations in target countries. We will provide licensees with access to our SOP, management system and staff training program, Hero Central Digital Platform, relevant VR and AR rides, games and attractions, and IP content. Moving forward, we will help suitable licenses that have demonstrated their capability to set up and operate multiple locations.

Licensees will be responsible for funding the capital investment required to set up the new locations. They are then responsible for day-to-day operations when their theme parks or arcades open. Licensees will pay us scheduled licensing fees and a share of their profit, subject to final agreement to be executed between us and such Licensees.

Advanced Technology Launch Pad

We plan to use our flagship Hero Central theme park as our launch pad for advanced next-generation rides and games that we and our Hero Maker collaborators are developing. VR and AR enhanced rides and games that we are developing will be deployed at the theme park for guests to use under real-world conditions.

We believe that this will allow us to quickly identify and resolve any performance and guest experience issues that may arise from actual usage. We will collect feedback directly from Hero Lovers who try these games and use it to enhance guest experience.

We believe that this process also gives visitors to our theme parks and arcades the opportunity to be the first in the world to enjoy these new experiences.

Revenue Streams

We expect our Hero Central theme parks and arcades to benefit from their ability to generate multiple revenue streams, including from our Hero Lovers and guests, Hero Makers and licensees. Hero Lovers purchase a regular entry or fast track ticket to enter the gated Hero zones where most of the more exciting attractions are located. Fast track ticket holders are given priority when lining up for games and rides. The ticket contains points as part of the purchase price, and these points are used to play games and rides. Once these points are used up, Hero Lovers purchase top-up points at automated kiosks located throughout the theme parks and arcades.

It is planned that all ticket and point purchases will be linked to the Hero Lover’s profile on the Hero Central Digital Platform. This is our method to collect profiles and transactional activities of all our paying customers.

Guests will also be able to purchase merchandise and food and beverage items from outlets inside the Hero Zones and at the non-gated Central Square. Guests who purchase promotional items or who spend a certain amount on merchandise and food and beverage items are planned to receive bonus points as an incentive to stay and play more games.

Some of our Hero Maker collaborators are planned to set up themed zones at our theme parks and arcades. They will place their rides and games at these zones and may also operate their own retail and food and beverage outlets. In such situations, we will undertake a profit sharing model with Hero Makers.

We expect that the licensing program will result in a stream of licensing fees, as well as profit sharing with licensees, although there can be no assurance of this.

Our Flagship Hero Central Theme Park

Overview of the Empire City Damansara Shopping Mall

We expect that our flagship Hero Central theme park will be in Empire City Damansara (“Empire City”), which is a mixed development in the Damansara Perdana area, part of the Greater Kuala Lumpur metropolis in Malaysia. The shopping mall is currently under construction and is expected to complete construction in the middle of 2018. Depending on the outcome of our present Regulation 506(c) and Regulation S private placement raises, we expect to open our doors to the public by the fourth quarter of 2018. We intend our flagship Hero Central theme park to cover approximately 170,000 square feet of high-energy space spread out over two levels. Our subsidiary, Hero Central Dot Com Sdn Bhd, has executed two offer letters, one dated March 23, 2017, and one dated May 11, 2017 with Empire City, for a three-year renewable lease for approximately 170,000 square feet of retail space in Empire City, with customary terms and conditions. Once construction of Empire City is completed, it is planned that Hero Central Dot Com Sdn Bhd will execute a lease agreement for this space and that the lease of the space will become binding and commence upon the handover of the space to Hero Central Dot Com Sdn Bhd.

Attractions

Overview

Our flagship Hero Central theme park design is planned to be able to accommodate up to 100 games, rides and attractions. It is planned to be divided into two main sections, the un-gated Central Square open to the public, and gated section with four inter-connected Hero zones, Hero Kids, Hero Power, Hero Rides and Hero Challenge.

Hero Kids

The Hero Kids zone is planned to be a dedicated “park within a park” focused on appealing to young children aged between three and seven years, and their parents. We believe that the VR and AR enhanced games and rides will have a strong education and play element to delight our young Hero Lovers and their families. These include an AR coloring game and a virtual-aquarium. Hero Kids will also feature conventional attractions such as a playground, kiddie rides, sand boxes, and games with fishing and planting themes.

Hero Power

The Hero Power zone is planned to have a large open area featuring table games, VR simulators and signature VR robotic rides. The zone will also have conventional rides and games. This high-excitement zone is designed for older aged groups including children aged between eight and 12 years, teenagers and young adults.

Hero Rides

The Hero Rides zone is planned to be for Hero Lovers of all ages, with signature rides that are based on our Hero Maker’s IP. Some of these rides will have VR and AR enhanced features to create an immersive experience. For example, it could be a virtual ride through a Jurassic forest, under water, through space and a tour through Mars. The rides will be on movable platforms that will synchronize with the travel through the virtual world.

Hero Education

In Hero Education, it is planned that children embark on a journey of early childhood development via a unique informal platform inspired by the need to create a fun-loving process for education, one that opens the mind’s creativity and brings a new delight to the process of learning. We intend to partner with industry leading play facility providers to be featured in Hero Education such as Funtory House from Korea and several other award-winning providers trusted for their reliability with proven track records in providing quality learning experiences for children of all ages.

Hero Challenge

Hero Challenge is planned to be an active playground where guests of all ages can work up a sweat while having fun. It will have facilities for new and conventional physical activities, as well as VR simulators. This zone is for groups including families, friends and corporate groups. The sports-entertainment facilities include trampoline arena, rock climbing wall and ninja park for guests to compete and test their physical limits. There will be male and female locker rooms and showers for our guests to freshen up after their adventures. The VR simulators will run sports-based content, such as car racing, cycling and aircraft racing simulators.

Central Square

Our Central Square is planned to be designed as the grand entrance to our theme park. It will be an open exposition area featuring front desk interface facilities to welcome guests. We intend to have two Hero Café food and beverage outlets at Central Square where guests can have quick snacks or full meals. The Hero Cafes will feature themed interior decorations and menus to create iconic meal dining experiences for our guests.

Retail Outlets

We expect to allocate space for themed retail outlets and gift shops at each of the Hero Zones. Hero Lovers can buy branded and other merchandise to bring home memories of their visit. We expect to also set up kiosks and other retail space at the gated Hero Zones. We expect that these outlets will be themed after our Hero Maker’s IP.

VR and AR Enhanced Activities

Our expectation is that our Hero Central Theme Parks will be new generation playgrounds that are equipped with cutting-edge VR and AR enhanced rides, games and activities. The immersive nature of these VR and AR enhanced activities will let our guests experience new ways of playing and learning. We expect to be among the first in the region to employ these new technologies for leisure activities at such a scale.

Shopping Mall-Based Theme Park

Hero Central Theme Parks are intended to be located in shopping malls, with the intention of the first at the Empire City Damansara Shopping Mall in Greater Kuala Lumpur, Malaysia.

Our Hero Central Theme Parks are expected to be quicker and less capital intensive to set up compared to a conventional theme park. This is because most of the physical infrastructure will have already been developed as part of the host shopping mall. In addition, large Hero Central Theme Parks can be anchor tenants that receive beneficial rental rates and other privileges. Property owners will benefit from our ability to attract visitors to their shopping malls, while we also benefit from visitor traffic created by other shopping mall tenants.

Our Hero Central Theme Parks are also not materially affected by the weather, which will help improve utilization rates and reduce operational disruptions. Our guests are also kept comfortable in an air- conditioned environment, which should help extend average stay and spending.

Multi-Level Platform

We are developing Hero Central Theme Parks as a multi-level platform where IP developed by Hero Makers is planned to be used to create themes for zones, rides, games and activities. We will not be restricted to any single brand, theme or Hero Maker, and can make selections from a variety of third party owned intellectual property licenses (IP) for the best guest experience. It also gives us the flexibility to change and upgrade theme park content from time to time, which helps to encourage repeat visits. The multi-level platform also allows Hero Makers the opportunity to test new concepts and new markets before making large investment commitments. We can work together with Hero Makers to develop ideas and quickly test new concepts.

Flexible Expansion Model

The VR and AR enabled theme park concept that we are developing uses a flexible expansion model that we believe can be replicated in other regions not only in construction but with respect to the use of IPs. Construction is highly modular as it is easy to add zones, rides, games and attractions to create locations that range in size from a VR theme park that is between 30,000 square feet and 50,000 square feet in size, to arcades that fit in retail lots. Our multi- level platform approach also means that content can be easily adapted to fit local conditions and preferences. Each theme park and arcade will use our online platform as well as common management system, SOP, payment system, staff training program and other back-office systems. All of them will be tied together by our Hero Central Digital Platform.

VR theme parks are planned to have multiple VR and AR enhanced rides and games in multiple Hero Maker zones to give guests the full experience. The arcades will focus on one or a small number of Hero Makers and have fewer rides and games.

We believe that these characteristics will help enable rapid expansion in Malaysia and throughout Asia, however there can be no assurance of this.

Strategic Global Collaboration

We intend to license or buy intellectual property and AR and VR equipment from leading makers and developers.

The diversity of marketplace leaders in the entertainment industry is the backbone of Hero Central’s thrust, e.g. Iconix, Rainbow and many more are behind the award-winning content providers and IP owners. An enthralling immersive experience using VR, AR, the new dimension of Mixed Reality, Holograms & 4D motion arenas is provided to thrill visitors. “4D” refers to outside stimuli such as water splashes, etc., in addition to the 3D electronic presentation.

We anticipate that Hero Central will feature the 3D flying theatre experience with advanced technology motion seats and converges simulation with ear shattering sounds coming from the walls that echo in the air as the earth shakes and rumbles beneath.

AR-Enhanced Trading Cards

We are currently developing our own AR-enhanced trading card game application. We are also building our application publishing business for applications and related products that are developed by us and our Hero Maker collaborators. This business will be enabled and driven by our Hero Central Digital Platform. We plan to publish applications to users in Malaysia and globally.

We expect that our application publishing will involve active marketing and promotions to build brand awareness and user engagement. In addition to promoting our own applications to our target markets, we will actively extend the same service to our Hero Maker collaborators. This will enable them to focus on their key competencies of developing applications and creating IP. We can also collaborate with retail and food and beverage operators to hold joint promotion campaigns, product tie-ins and brand placement.

Using the Hero Central Digital Platform has the benefit of reaching a large user base with potentially rich data. We can easily communicate with Hero Lovers through online media. Hero Makers that collaborate with us will gain access to the large Hero Central Digital Platform user base.

AR Enhanced Game Application

We are currently developing AR enhanced games where we will co-own the rights to these games. We plan to publish them on our Hero Central Digital Platform publishing platform, where users who want to play the game must have an existing profile or create new user profiles. The AR enhanced games are played through applications installed on a compatible smartphone or tablet device, paired with corresponding AR enhanced trading cards that we produce. The trading cards vary in terms of the power of the hero, in-game resources, attribute or ability that they represent. Cards are sold in randomized packs and players can trade with one another to customize their card decks.

Each trading card contains information related to the game, along with a proprietary code. Players scan the code with their device’s camera to trigger the card’s AR content. Players view and interact with the AR hero and characters through their devices’ screens.

Hero Makers

We intend to help our Hero Maker collaborators grow their businesses. We will extend our marketing and promotional expertise and effort to help popularize the game applications and IP’s that they develop. This support may be particularly valuable to start-up Hero Makers who have excellent technical skills and are developing cutting-edge applications, but lack the resources, marketing skills and platform needed to distribute them widely.

We believe that our application publishing expertise can also help Hero Makers with popular applications to bring them to the next level. We can work with Hero Makers to expand their brands by creating physical experiences at our Hero Central theme parks. These can include creating VR and AR enhanced rides and games and developing associated merchandise and food and beverage experiences.

Revenue Streams

The potential revenue streams from our application publishing business include:

●	Revenue from application users in the form of initial download purchases (for non-free applications) and in-application purchases;

●	Revenue from the sale of physical accessories such as AR trading cards, 3D cubes and AR business cards;

●	Shared revenue, licensing and other fees from Hero Makers that use our application publication business to market and promote their applications, including related physical accessories;

●	Shared revenue, marketing and other fees from retail and food and beverage operators for joint promotion, product tie-in, brand and product placement campaigns.

Application Publishing

We are developing a platform to publish and distribute applications that we develop, as well as those developed by our Hero Maker collaborators. We will publish and distribute game and other applications, and related physical accessories such as AR trading cards, 3D cubes, AR business cards, AR promotional material and other AR titles and applications. The applications that we publish will target users globally.

Maintaining control over application publication allows us to control brand development and marketing. The brand development and marketing activities that we plan to employ include:

●	Develop and execute marketing campaigns;

●	Host live events such as meet-and-greet, road shows and application launches at our Hero Central theme parks and arcades, and other locations;

●	Manage the production and distribution of merchandise and other related physical accessories;

●	Collaborate with retail and food and beverage operators to hold joint promotion campaigns and product tie-ins;

●	Promote new applications through our Hero Central Digital Platform, and other online media;

●	Product placement for companies that wish to create brand awareness among our Hero Lovers and guests. We intend to use relevant data from Hero Lovers’ profiles to create targeted both online and real-world marketing and promotion campaigns for greater efficiency. Once we have established our own collection of well- known applications and brands, we can use these to promote our other new applications as and when they are launched.

Hero Central Digital Platform

Our Hero Central Digital Platform is planned to be the integrator for all our business activities. It is also planned to be the main online interface with our Hero Lovers. The first-time guests make purchases, for example buying tickets for our theme parks and arcades, they will need to register through our Hero Central Digital Platform. We will then have profiles of all our Hero Lovers. Each time Hero Lovers make additional purchases, they will interface with our Hero Central Digital Platform. In this manner, we believe that our Hero Central Digital Platform can build a database of all the transactions undertaken by every Hero Lover. With sufficient data points, we will be able to undertake analytics to know every Hero Lover’s location of visits, frequency of visits, preference levels for various games and rides, and other likes and habits.

We believe that a rich database of all our Hero Lovers will be a very useful marketing tool for our business. Among others, this will include the following:

●	We will be able to suggest additional purchases of our products and services;
●	We can send them updates of new locations, rides and games, and other marketing materials;
●	We can conduct joint marketing with Hero Makers;
●	It can serve as a marketing platform for companies that want to reach out to a certain profile of our Hero Lovers.

Our Hero Central Digital Platform is planned to serve as an e-commerce platform where we will be able to make sales of VR and AR related products as well as any of our thematic merchandise. It will also serve as a publishing platform for applications and AR trading cards. In addition to serving as an interface with Hero Lovers, our Hero Central Digital Platform will provide and integrate all the backroom functions including ticketing, top-ups, downloads, purchasing, and payment system.

Key Differentiation Factors for Hero Central

Currently there are no large-scale mall-based VR and AR theme parks in Malaysia. Nevertheless, there is at least one company in Malaysia that has launched a VR theme park in June of 2017. There are also existing VR arcades in Malaysia. However, we expect that most of these theme parks and arcades in Malaysia are anticipated to be small compared to our planned flagship Hero Central Theme Park. We believe that this creates a unique opening for us to dominate this new market. We aim to take full advantage of this window of opportunity, starting in Malaysia and subsequently expanding to other parts of Asia.

Forefront of New Technologies

All of our businesses are enabled by new and emerging VR and AR technologies. Many of our Hero Central Theme Park guests and AR game players are planned to use these technologies for the first time, leading to an exciting eye-opening experience. We believe that this use of new and emerging technologies to create new user experiences will help attract guests to our theme parks and arcades, and players to play our AR game application.

Developing our Own Content

We are currently developing our own content for our Hero Central theme parks and arcades, and our own AR enhanced trading card game applications. In addition, we are developing our own application publishing business and Hero Central Digital Platform. The ability to develop our own content, publishing business and online platform will enable us to independently grow and develop our business. Our plan includes expansion in Malaysia and on a regional scale throughout Asia.

Competitive Advantages Modular and Scalable Business Model

Our business model for Hero Central theme parks and arcades is highly modular and scalable. All locations are planned to be tied together by our Hero Central Digital Platform, and their operations are planned to be based on a common management system, SOP, payment system, staff training program and other back-office systems.

It is easy to add and change the layout of zones at each location. In addition, our multi-level platform approach allows the mix of VR, AR and conventional rides, games and attractions in each zone to be customized to suit each location’s specific social, economic and cultural conditions.

The business model works equally well for arcades that are between 500 square feet and 15,000 square feet in size, to theme parks between 30,000 square feet and 50,000 square feet, all the way up to our approximately 170,000 square feet flagship theme park. We believe that this flexibility will make it easier for us to quickly conceptualize, design and set up new Hero Central theme parks and arcades to execute our expansion plans.

Licensing for Rapid Regional Expansion

We believe that our licensing program will enable us to leverage the financial and operational capabilities of our licensees to set up and operate new Hero Central theme parks and arcades. We believe that licensees are highly motivated to achieve a high level of operational performance as they share directly in the success of their theme parks and arcades. In addition, the fact that successful licensees are normally given priority in allocating new locations creates an incentive to perform well. We believe that these factors will help to support us in executing our overall regional expansion plan.

Licensees in other countries may also have local knowledge and contacts that may take too long for us to establish. Working with them will allow us to access their local contacts and knowledge to operate to expand our business regionally.

Multi-Level Platform for Wide Range of Content

Our multi-level platform means that we are not tied to a single IP owner and developer to provide content for our Hero Central theme parks and arcades, and AR games applications. We are free to develop our own content, as well as collaborate with Hero Makers around the world to develop content and applications. We can thus offer Hero Lovers and game players a wide variety of experiences and gameplay options.

We will also have more flexibility in designing our Hero Central theme parks and arcades. We can make each location unique by varying their themes and content, which will not be possible if we are tied to a single IP or brand owner and developer. We believe that this will help encourage repeat visits to our theme parks and arcades, and also enable us to open several locations in a single area. In addition, we envision that ardent fans may also visit our future Hero Central theme parks and arcades in other countries when those parks are developed.

Online Platform for User Data Analytics

The user profiles on our Hero Central Digital Platform may contain interesting information and data as each Hero Lover creates and uses a single profile for all of their engagement with us. This includes purchasing tickets and points for theme parks and arcades, downloading and playing game applications, and purchasing in-application items. As a result, the profiles may contain information on their online habits, online search priorities, where they prefer to shop, what games they like to play and their willingness to spend money, all of which is linked to their personal information.

We believe that this will make the Hero Central Digital Platform useful to us in enabling cross-selling theme park experiences, games applications and other services branded with our own and Hero Maker’s IP and content. We can tailor promotions and discounts based on events such as birthdays, anniversaries and festivities. It also creates a potential for us to conduct joint marketing campaigns, product tie-ins and brand placement with other businesses, such as retail, food and beverage leisure and entertainment operators.

Economies of Scale for Cost Efficient Operations

We believe that our theme park and games application business will benefit from economies of scale. Once the common online platform, management system, SOP, payment system, staff training program and other back-office systems are in place, the level of management required for the theme park and arcade operations at the headquarters level is likely to remain relatively flat even if the number of Hero Central theme parks and arcades, and Hero Lovers increase.

Similarly, we anticipate the cost of operating the Hero Central Digital Platform is likely to remain relatively stable even as the number of Hero Lover profiles, game application titles and players increase. The main server/machine will be managed by the Company, and the Company will have a technical team supporting the flagship and the rest of the parks.

As a result, there is potential for our operating margins to improve as our revenue increase as the number of Hero Central locations, Hero Lovers, game applications and players grow, while our operating costs remain relatively flat.

Value Proposition

Theme Park Expansion Strategy for Business and Financial Growth

Our Hero Central Theme Park concept is flexible, modular and thus highly scalable. Parks can be designed to fit practically most locations. Our planned licensing program will support the expansion program by bringing in licensees who contribute capital to set up new locations. Our modular concept means that each new location can be created to match the licensees’ ability to invest capital.

This high scalability and planned license program means that we are in a good position to implement our expansion strategy for our Hero Central Theme Parks in Malaysia and Asia. We believe that this will, in turn, helps us to achieve our financial growth projections and targets.

Involved in VR and AR Industry Experiencing Explosive Growth

The VR and AR industry is still in its infancy, with many operators conducting R&D to develop processors, HMDs, controllers and other accessories. In general, standards have not been established yet, and there is a lot of potential for growth. Digi Capital estimated that between 2016 and 2021, the revenue generated by the VR and AR industry worldwide will almost double every year to reach $108 billion.

We are committed to opening our flagship Hero Central theme park in Malaysia by the fourth quarter of 2018, presuming the success of our Offerings and our successful negotiation of necessary contracts. We hope to dominate the market by executing our expansion plan in Malaysia and Asia.

Successful AR Games can be Lucrative- The Pokemon Go Example

The Pokémon Go AR game application was launched in July 2016, and it quickly became one of the most successful mobile applications to date. It was downloaded 100 million times in its first month and generated approximately $10 million of in- application purchases per day during this period. Within the first few days of the game’s release market sentiment associating Nintendo with the game doubled its market capitalization to $42.5 billion, even though Pokémon Go is actually published by Niantic Lab.

While Pokemon is not affiliated with our Company, we believe that this example shows that engaging AR game applications can, over time and with proper marketing and investment, become extremely successful and lucrative. It also suggests that financial markets appreciate the value of successful AR game applications.

Opportunity to Invest in a New Technology Sector at an Early Stage

We are presenting prospective investors with an opportunity to participate in a new technology at an early stage. To the best of our knowledge, we are planning to set up one of the first large scale VR and AR theme park in Malaysia. We are also actively working to develop this business into a chain of theme parks and arcades in Asia. In addition, we believe our AR enabled trading card game will be one of the first of its kind when it is published. In management’s view, we are entering the VR and AR industry on the “ground floor” at a very early stage of its development.

Future Plans and Strategies

Our future plans and strategies include the following:

Hero Central Theme Park Expansion

Once we have set up our first flagship Hero Central Theme Park at Empire City Damansara shopping mall in Malaysia, we intend to expand our theme parks and arcades to a regional level. We planned that this will be comprised of VR theme parks and arcades.

Licensing

We intend to also launch our licensing program once we have established ourselves in the Malaysian market as well as developed and fine-tuned our SOP and staff training program. Licensing will be our key strategy in being one of the first operators to launch VR and AR theme parks and arcades in Asia.

Develop AR Game Applications

We are currently developing a series of AR enhanced trading card game applications. We plan to publish the game through our publishing platform within the online Hero Central Digital Platform. We plan to grow this business by developing a range of AR game applications by ourselves, and with our Hero Maker collaborators. It is planned that these game applications will feature heroes and characters set in a variety of different worlds and settings. Our publishing platform is planned to be global enabling it to reach a large market of potential users.

Possible Conflict of Interest

Mr. Ramli, our President, Chief Executive Officer and Chairman, is a minority shareholder in MAPS Perak (Movie Animation Park Studio of Perak), a theme park in Ipoh, Perak, Malaysia which was created from a joint venture between Perak Corporation Berhad and the Sanderson Group. The theme park, which opened in June 2017, is the first fully animation-based theme park in Asia and contains attractions based on animations such as DreamWorks Animation and The Smurfs. Mr. Ramli is also acting as developer on another integrated theme park attraction in Melaka, Malaysia, which will be operated by the R-Segari Group. Mr. Ramli is not part of the R-Segari Group management team.

MAPS can be considered a competitor to the VR and AR parks which the Company is aiming to develop in Malaysia. However, Mr. Ramli’s involvement with MAPS has facilitated introductions with major animation intellectual property developers. Mr. Ramli is essentially a passive investor in MAPS, and he does not have management or control responsibilities. Similarly, Mr. Ramli’s involvement with the Melaka project is that of passive investor. As a board member, Mr. Ramli owes a fiduciary duty to our stockholders and must act in good faith and in a manner he reasonably believes to be in the best interests of our stockholders.

Competition

EXA Global Sdn Bhd

EXA Global Sdn Bhd is a wholly owned subsidiary of Havson Group Berhad. The company was incorporated in June 2016. It launched its flagship VR theme park, EXA VR Park, in Greater Kuala Lumpur in June of 2017. As there are currently no VR theme parks in Malaysia, EXA VR Park envisaged that its theme park will be the first of its kind in the country. Games offered in the park will revolve around the free- roam VR concept. The company is said to be developing its own unique games and hardware in-house with the help of its subsidiaries. In addition to gaming rooms, the theme park is expected to have a VR museum to showcase the company’s development in VR.

Zero Latency, Melbourne

Zero Latency is an Australian based company which is the pioneer in free-roam, warehouse-scale, multi-player, VR games. Approximately 10 months after its commencement in August 2015 the company’s first VR facility in Melbourne serviced close to 10,000 visitors and added that they were on track to generate close to $2 million in revenue in its first full year of operations. Customers are charged a fee of AUD88 per person for around 45 minutes of game time and are able to select from a list of four different types of games. To date, Zero Latency has expanded to countries such as US, Japan and Spain through partnerships with venues who buy a license to run the games. Locations of these facilities are as follows:

●	Joypolis amusement park, Tokyo, Japan;
●	7Fun Centre, Madrid, Spain;
●	Main Event Entertainment Centre, Orlando, Florida, United States;
●	Kalahari Resorts, Pocono Mountains, Pennsylvania, United States;
●	Kalahari Resorts, Wisconsin Dells, Wisconsin, United States.

In 2016, Zero Latency won the People’s Choice Award at the annual International Association of Amusement Parks and Attractions (IAAPA) Expo.

Shanda Group

Shanda Group is a privately-owned investment group that invests in a wide variety of asset classes, focusing on financial services, technology and healthcare sectors. The company which was incorporated in 1999 started off as an online games company which eventually grew to become one of the leading online game platform operators in China at the time. In 2016, Shanda announced its plans to build a VR theme park in China. The company which is in the process of shifting its strategy away from online games to the VR market pledged to invest $350 million to build the VR facility with the help of The Void, a US-based entertainment company that specializes in VR. Apart from the founders, Shanda is the sole investor of The Void.

Landmark Entertainment Group

Landmark Entertainment Group is a US based entertainment company that designs and creates a wide range of entertainment products such as themed attractions, Broadway shows, motion pictures and television productions. Universal Studios Hollywood houses a number of the company’s legacy attractions such as Jurassic Park, The Ride, Terminator 2 3-D, The Amazing Adventures of Spiderman and Kongfrontation. The company has also designed multiple theme parks in various countries such as the Enchanted Kingdom in the Philippines, Floraland Theme Park in China and Puroland Theme Park in Japan. In 2015, the company announced that they intend to open a VR theme park in China which is expected to commence operations by the end of 2018. The facility which is known as the Landmark Interactive Virtual Experience (L.I.V.E.) Centre is expected to utilize a combination of VR and AR technologies to entertain their visitors. The project which is said to be funded by a group of private Chinese investors will cost approximately $200 million. Moving forward, Landmark Entertainment said that it expects to operate around 20 to 30 L.I.V.E. Centres around the world.

Beijing Shenlinqijing Culture Inc.

Beijing Shenlinqijing Culture Inc. is a China based company offering VR entertainment solutions such as 3D shooting simulators, 7D interactive cinemas, VR thrill rides and VR theme parks. The company’s theme park which was built in 2016 allows their visitors to enjoy from a range of four different types of free-roam VR games.

Shanghai Famiku Network Technology

Shanghai Famiku Network Technology is a China based company that was established in 2014. The company which operates in the high-tech interactive entertainment field provides interactive entertainment products as well as indoor and outdoor amusement park solutions. The company also operates a large-scale virtual reality theme park, Famiku Park VR Zone located in Qibao shopping plaza in Shanghai. The facility commenced operations in July 2016 and houses 30 different games with interactive arcade machines, including mobile arm chairs for amusement park simulations, simulated revolvers for shooter games, and chairs equipped with handles for tank driving simulations. The majority of the games offered at their facility are developed in-house. Moving forward, the company plans to open another 100 Famiku parks.

Global Competition

Besides the specific Asian based competitors above, the Company also faces global competition in the AR and VR entertainment and theme park space. Disney, Dreamscape Immersive, Liongate Entertainment Corporation, Google and Apple are major global corporations which are investing significant funds and resources into the AR and VR space and could expand into our territories.

Government Regulation and Theme Park Operation

In Malaysia and other jurisdictions, our Company will be subject to local permitting, health and safety, and operational approvals, as well as employment and disability laws and regulations. While there are no national regulations in Malaysia covering amusement parks or AR and VR, we are mindful that such regulation could be implemented in the future. Further, international jurisdictions in which we do business could impose additional regulation upon us. Any such implementation of regulation could increase our cost of doing business and may cause us to change or delay our business plans.

Malaysian Employment Laws

The Malaysian Employment Act of 1955, the Malaysian Persons with Disabilities Act, the Minimum Wage Order 2016, and other national and local laws and regulations with respect to both our employees and our attendees at our parks. We will need to maintain adequate compliance and training obligations through efforts of our staff. We risk litigation and regulatory action for non-compliance or perceptions of non-compliance. We also risk the effects of inflation and changing regulatory policy with respect to such laws and our obligations thereunder. While we have made a reasonable effort to budget for compliance obligations and unforeseen circumstances regarding these laws and regulations, there is no assurance that we have budgeted accurately, or that unforeseen or unexpected circumstances will not impact our costs or operations.

Malaysian Anti-Corruption Commission Act of 2009

The Malaysian Anti-Corruption Commission Act of 2009 (“MACC”), to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to give gratification or pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. While the culture of corporate gift giving and hospitality is deeply entrenched in Malaysia, and such practice is not generally viewed as corrupt, overly generous gestures should be avoided. The Company intends to abide by the MACC and the policies and rules of the Malaysian Anti-Corruption Commission.

Legal Proceedings

Currently, there are no legal proceedings, government actions, administration actions, investigations or claims pending against us or involve us that, in the opinion of our management, could reasonably be expected to be have a material adverse effect on our business and financial condition.

Employees

As of this date, we have no employees. We do have a dedicated management team, however. Our subsidiary US VR Sub’s subsidiary and the Company’s operating subsidiary, Hero Central Dot Com Sdn Bhd, currently has 27 full time employees.

ITEM 1A. RISK FACTORS

Risks Relating to US VR Sub

The Company has no operating history.

We are a newly incorporated company that has yet to commence commercial operations. As a result, prospective investors may not have a conventional basis with which to evaluate our ability to achieve our business objectives, which include:

●	Establishing a VR and AR enhanced theme park in Malaysia;
●	Expanding a chain of VR and AR enhanced theme parks and arcades in Malaysia and the Asian region;
●	Publishing an AR enhanced trading card game, and other applications.

We do not have any history of earnings, and will not generate any significant revenue until, at the earliest, our VR and AR enhanced theme park commences operations, or we publish our AR enhanced trading card game. Our prospects must therefore be considered in light of the risks, uncertainties and difficulties that we may encounter as we develop and set up our business. Any difficulty, delay and failure in executing our start up and expansion plans may have an adverse effect on our business, operations, financial condition and prospects. Our subsidiary, Hero Central Dot Com Sdn Bhd, has executed two offer letters, one dated March 23, 2017 and one dated May 11, 2017 with Empire City, for a three-year renewable lease for approximately 170,000 square feet of retail space in Empire City and once construction of Empire City is completed, it is planned that Hero Central Dot Com Sdn Bhd will execute a lease agreement for this space and that the lease of the space will become binding and commence upon the handover of the space to Hero Central Dot Com Sdn Bhd to set up the theme park. We are targeting to open our flagship Hero Central theme park by fourth quarter of 2018. Because of the lack of operating history, there is no operating or financial data about the business upon which to base an evaluation of its current or future performance. It would be prudent to consider the risks, expenses and difficulties faced by a company seeking to establish a new business. The Company may not be able to:

●	Attract and retain customers;
●	Attract and retain sales and other qualified personnel; or
●	Raise additional capital if and when needed.

If the Company cannot achieve these goals it may be unable to develop or sustain its business.

We are subject to risks associated with the industry.

The VR and AR industries are constantly evolving. The current generation of VR and AR equipment has speed limitation and manufacturers are regularly pushing improved products into the market. To stay competitive, US VR Sub will need to regularly update its technology, or partner with new technologies, for improved speed and to support different applications. There can be no assurance that the Company will be able to update its technology, or partner with new technologies, as needed to remain viable and competitive in the industry. In addition, other competitors with access to more capital and resources could leapfrog the Company if action is not taken quickly.

We are subject to risks associated with a new industry.

As a company to come to market with offerings and plans in a new industry, we are unable to learn from mistakes of others before us. Therefore, we cannot be sure of the efficacy of a course of action until we have tested and undertake it. Some avenues that we elect to pursue may not be successful, which would result in the Company not earning a return on the funds invested in that endeavor and would also result in the time and attention of our officers and employees being diverted from other possible avenues that the Company could have pursued.

The Company expects to incur substantial initial operating losses.

The Company has incurred losses since inception and expects to continue to incur net losses until it can produce revenues sufficient to cover its operating and other expenses, which may not occur. Even if the Company does achieve profitability, it may be unable to sustain or increase profitability in the future since the Company’s management intends to invest in the marketing and promotion of the Company’s business and further development of the Company’s operating infrastructure.

The Company expects initial negative operating cash flow. We will likely have a need for additional capital. New investors and existing shareholders will likely be diluted.

The Company expects to continue to experience negative operating cash flows for the immediate future because it intends to continue to develop its technology and infrastructure. The development of the business and technology will most likely require additional capital, which the Company may be unable to obtain on suitable terms, or at all. If it is unable to obtain adequate funding on suitable terms, or at all, the Company may have to delay, reduce or eliminate some or all its advertising, marketing, product development efforts, general operations or any other initiatives. If the Company raises additional funds through the issuance of equity or equity-related or debt securities, these securities may have rights, preferences, or privileges senior to other’s interests in the Company, and the current owners of the Company may experience additional dilution to their equity ownership.

We may be unsuccessful in protecting our intellectual property rights.

Our intellectual property and proprietary rights are, and will continue to be, of material importance to our business. Our ability to produce and sell our products and services depends in part on maintaining various trademarks and protecting our operational trade secrets and on securing patent protection for our products and services. To protect our proprietary technology, we intend to rely upon a combination of proprietary technology and know-how, patents, trademarks, copyrights, confidentiality agreements and other contractual covenants, each category as appropriate to the type of intellectual property to be protected, to establish and protect our intellectual property rights.

We are in the process, through documentation, of establishing the “first use” of our tradename and the originality of our copyright, so our intellectual property can be protected in Malaysia. Because we believe we can legitimately claim “first use” and originality of these intellectual property components, we believe such intellectual property claims will be recognized as rights under Malaysian law. There is risk, however, as with any administrative process, of the discovery of facts or technicalities that could delay or abrogate our claims. Given our and our intellectual property counsel’s prior analysis and research, we believe the possibility of abrogation of our intellectual property rights is remote.

Our ability to compete effectively against other companies in our industry may depend, in part, on our ability to protect our current and future proprietary technology under patent, copyright, trademark, trade secret and other intellectual property laws. We cannot guarantee that our means of protecting our intellectual property rights in Malaysia or abroad will be adequate, or that others will not develop technologies similar or superior to our intellectual property.

Any infringement or misappropriation could have a material adverse effect on our future financial results. We believe our business does not infringe upon the valid proprietary rights of others, but there can be no assurance that third parties will not assert infringement claims against us and that, in the event of an unfavorable ruling on any such claim, a license or similar agreement to utilize the intellectual property rights in question upon which we rely in the conduct of our business will be available to us on reasonable terms, if at all. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of Malaysia. We cannot assure you that we will be able to successfully protect our trademarks from infringement or otherwise. The loss or infringement of our trademarks could impair the goodwill associated with our brands, harm our reputation and materially adversely affect our financial results. The loss of such rights (or our failure to obtain similar licenses or agreements) could have a material adverse effect on our business, financial condition and results of operations. In addition, it is believed that, from time to time, we may become involved in intellectual property disputes with third parties, the result from which may not favorable. We also could incur substantial costs to assert its intellectual property or proprietary rights against others.

We license, or may license, additional intellectual property from third parties to be used in our theme parks. To access this intellectual property, we must enter into, maintain and extend our licensing agreements with third parties, and we cannot assure you that we will be successful in maintaining these licensing agreements. Any significant impairment of the intellectual property covered by these licenses, or in our rights to use this intellectual property, may cause our revenue to decline.

We are subject to risks related to managing future growth and expansion.

The Company anticipates undergoing growth in the number of its employees and the scope of its operations. Such expansion could place a strain on the Company’s management and operational and financial resources. To manage the expected growth of the operation and personnel, the Company will need to:

●	Continue to upgrade its business processes and controls;
●	Expand, train, and manage a growing employee base; and
●	Expand its finance, administrative and operations staff.

The Company can make no assurances that:

●	Its current and planned systems, business processes, and controls will be adequate to support its future operations;
●	It will be able to hire, train, retain, motivate and manage required personnel; or
●	It will be able to identify, manage and benefit from existing and potential customer relationships and market opportunities.

Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion could have a material adverse effect on the Company’s business, results of operations and financial condition by leading to increased costs, reduced margins and lower revenue. If the Company is unable to undertake new business due to a shortage of staff or technology resources, its growth may be impeded. Therefore, there may be times when the Company’s opportunities for revenue growth may be limited by the capacity of its internal resources rather than by the absence of market demand.

Our ability to achieve our desired growth depends on our execution in functional areas such as management, sales and marketing, and general administration and operations. To manage any future growth, we must continue to improve our distribution, operational and financial processes and systems and expand, train and manage our employee base. If we are unable to manage our growth effectively, our business and results of operations could be adversely affected.

We are dependent on our directors and key managers.

Our ability to develop our business and begin operations is dependent on the efforts of our directors and key managers. Thereafter, we will rely on our directors and key managers to successful operate our business and execute our expansion plan. As our VR and AR theme park will be a first of its kind in this part of the region, our key managers may not have sufficient experience in starting and operating such a theme park. In addition, our ability to operate and expand our business may be reduced if any of our directors and key managers leaves us, for any reason. We do not presently have employment contracts with our directors and key managers so there is no assurance that we can presently retain them for any length of time.

In order to compete, we must attract, retain and motivate key employees, and our failure to do so could have an adverse effect on our results of operations.

In order to compete, we must attract, retain and motivate key employees, including those in managerial, operations, engineering, service, sales, marketing, and support positions. As we grow, hiring and retaining qualified employees in all areas of the Company will be critical to our business. If we should lose the services of any of these individuals our ability to operate our business as it is currently conducted could be materially adversely impacted.

Our success largely depends on the performance of our management team and other key personnel and our ability to continue to recruit qualified senior executives and other key personnel. Competition for senior management personnel is intense and there can be no assurance that we will be able to retain our personnel or attract additional qualified personnel. The loss of a member of senior management may require the remaining executive officers to divert immediate and substantial attention to fulfilling his or her duties and to seeking a replacement. We may not be able to continue to attract or retain such personnel in the future. Any inability to fill vacancies in our senior executive positions on a timely basis could impair our ability to implement our business strategy, which would harm our business and results of operations.

We are dependent on hiring an adequate number of hourly employees to run our business and are subject to government regulations concerning these and our other employees, including minimum wage and child labor laws.

Severe adverse weather conditions result in reduced attendance at our parks, which materially reduces our revenues and profitability.

We anticipate most of our parks and attractions will be located in indoor malls and venues, and this will mitigate the effects of mildly adverse weather upon our attendance rates, and in fact may give us a competitive advantage over theme parks based completely outdoors. Severe adverse weather conditions, however, may significantly reduce our guests’ attendance because transportation avenues to our parks may be impaired, Attendance at our parks is the key driver of our revenues and profitability, and reduced attendance directly and negatively affects revenues and profitability. Prolonged severe bad weather or unfavorable weather on weekends when we experience the highest attendance levels and forecasts of bad or mixed weather conditions can reduce the number of people who come to our parks, which materially and adversely affects our revenues and profitability.

Major earthquakes, hurricanes, tropical cyclones, and other instances of severe weather or other natural phenomena would cause significant losses.

Our parks are subject to interruption in their operating season, decreases in consumer entertainment spending and damage and destruction to park property as a result of severe local weather conditions or other natural phenomena. Our parks could be materially and adversely affected by damage resulting from a major earthquake, typhoon, tropical cyclone, a hurricane, or other severe weather phenomena.

Such adverse weather occurrences could materially impact attendance to our parks and attractions, thus severely decreasing. Further, in the event of any such weather occurrence, our insurance may not be sufficient to cover the costs of repairing or replacing damaged equipment and we may suffer a significant decline in revenues if any of our parks or attractions is closed for an extended period of time. Any such events could materially and adversely affect our business and our results of operations.

Accidents and disturbances at our parks could cause materially decreased attendance, revenues and profitability.

Attendance at our parks and attractions and, consequently, revenues may be adversely affected by any serious accident or similar occurrence with respect to a ride or an experience. a possible risk of serious personal injury. If a serious personal injury were to occur at one of our parks or facilities, attendance at the parks and, consequently, revenues might be materially adversely affected. If any such accidents or injuries do occur, our insurance may not adequately cover the costs stemming from such accidents and injuries, or other disturbances and incidents. Any of such disturbances or incidents could also adversely affect our image or the public’s perception of our parks’ and facilities’ safety, leading to decreased attendance, revenues and profitability. In addition, accidents or injuries at parks operated by our competitors may create a perception that our parks and facilities are unsafe, which could cause a decline in attendance, revenues and profitability.

Instances of illness, as well as negative publicity relating thereto, could result in reduced guest attendance and materially and adversely impact our business.

Instances of illness to our customers, whether or not traced to our parks and facilities, could reduce guest attendance at our parks and facilities materially. Claims of illness or injury relating to food quality or handling at the restaurants and food preparation centers at our parks and facilities could also cause us to lose attendance materially. In addition, any negative publicity relating to these and other health related matters might affect consumers’ perceptions of our parks and facilities and reduce guest visits to us materially. Any of these events would materially and adversely impact our business.

While we can operate year-round at most of our proposed facilities, attendance may be seasonable, resulting in material adverse impact to our business.

We may depend upon vacation traffic, weekend, student, and holiday for our revenues and customer traffic. Thus, while we may theoretically be operational many days of the year, each or our facilities may experience severe seasonality and fluctuation of revenue from day to day, week to week, and season to season, Accordingly, such conditions or events occurring during these seasonal periods may have a disproportionately adverse effect upon our annual revenues.

Attendance and revenues at our parks are subject to changing consumer preferences, and we must make investments in our parks in order to attract consumers.

As with other types of recreational facilities and forms of entertainment, our parks and facilities are subject to changing consumer tastes, preferences and demands. In general, we will compete indirectly with all phases of the entertainment and recreation industry within our primary markets, including but not limited to, movie theaters, bowling alleys, skating rinks, sporting events, restaurants, zoos, museums, carnivals, aquariums, resorts, natural and historical attractions and playgrounds, and other AR and VR facilities. Any shifts in consumer preferences for alternative forms of entertainment to our parks could materially and adversely affect attendance and our business.

In order to anticipate and adapt to the changing consumer preferences, we must continually invest in new and novel intellectual property, amusement, games and attractions. Such investments require capital availability and spending on our part. We may not have the funds necessary to make such investments. If we add new rides, attractions and games at our parks, we may not be successful in predicting which of these rides, attractions and games will be popular. In addition, we may not have the funds necessary to make such investment.

Our business may be harmed by general economic conditions and demographic factors.

Periods of economic slowdown or recession, whether national, regional or industry-related, may decrease the entertainment expenditures of our customer base. These periods may also be accompanied by decreased consumer demand for AR and VR attractions. Our financial results may be adversely affected by changes in prevailing economic conditions, changes in interest rates, inflation, adverse employment conditions, the monetary and fiscal policies of the federal government and of local governments (with respect to any locale in which one of our parks is located) and other significant external events as well as changes in demographics in our markets. Actual or perceived fear of recession may also adversely affect our business since such fears tend to lead to increased savings by our target guest demographic, which leads to decreased discretionary spending, adversely affecting attendance at our parks and facilities and our results of operations.

Significant competition in the AR and VR park industry could result in our losing market share and reducing prices. Our access to AR and VR equipment may be limited by our smaller size and lack of market power.

Our AR and VR facilities and parks will compete directly with other amusement and theme parks and indirectly with all other types of recreational facilities and forms of entertainment, including movie theatres, sports attractions and vacation travel within their market areas. All of these industries and the companies therein compete for the public’s limited leisure time and limited disposable income. To compete successfully, we may be required to reduce prices, increase our operating costs or take other measures that could have an adverse effect on our financial condition, results of operations, margins and cash flow. Certain of our existing competitors and potential competitors are much larger and have substantially greater financial, marketing and other resources than we do. Our direct competitors in Malaysia include, but are not limited to, EXA Global Sdn Bhd, Legoland, Kidzania, and Berjaya Times Square Theme Park. Our competitors also include large US exchange traded companies such as IMAX Corp., Dreamscape Immersive, Lionsgate Entertainment Corporation, Google, Inc. and Apple, Inc., which have indicated plans to develop national and international VR and AR facilities and parks. In additions, our access to recognized suppliers of AR and VR equipment, such as Microsoft Hololens, Vuzix , Meta Company, and Magic Leap, may be impaired by our small initial size and lack of capital and track record.

Increases in losses for general liability and workers compensation claims could materially and adversely affect our business and operating results.

We intend to use a combination of self-insurance and insurance coverage programs for property, casualty, workers’ compensation and health care insurance. Pursuant to such programs, we are responsible for the amount of claims, including general liability and workers compensation claims, up to specified limits, and we have insurance coverage for claims above such limits. Any claims that we self-insure or for which we buy commercial insurance could increase. In addition, insurance may not be available to us on commercially acceptable terms or at all, or we could experience increases in the cost of such insurance. Any increase in the number of claims or amount per claim or increase in the cost of insurance could materially and adversely affect our results of operations.

Future acquisitions and/or park openings may expose us to unanticipated negative consequences.

We may explore opportunities for the acquisition or construction of VR and AR parks and facilities in the future. We may not be able to integrate effectively any VR or AR parks or facilities we acquire or build or successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from such acquisitions or new parks. We may also be subject to unexpected claims and liabilities arising from such acquisitions or new parks. These claims and liabilities could be costly to defend, could be material to our financial position and might exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the businesses we acquire or develop could negatively impact our business and results of operations. Further, the benefits that we anticipate from these acquisitions or new parks or FECs may not be realized.

Compliance with Malaysian employment and disability laws may impose significant costs upon the Company.

The Malaysian Employment Act of 1955, the Malaysian Persons with Disabilities Act, the Minimum Wage Order 2016, and other national and local laws and regulations with respect to both our employees and our attendees at our parks. We will need to maintain adequate compliance and training obligations through efforts of our staff. We risk litigation and regulatory action for non-compliance or perceptions of non-compliance. We also risk the effects of inflation and changing regulatory policy with respect to such laws and our obligations thereunder. While we have made a reasonable effort to budget for compliance obligations and unforeseen circumstances regarding these laws and regulations, there is no assurance that we have budgeted accurately, or that unforeseen or unexpected circumstances will not impact our costs or operations.

We need to obtain adequate insurance for our potential operational and other liabilities.

As we have not yet opened an AR and VR park or commenced operations which involve attendees, employees, or other third parties to whom we may owe a duty of care, we have not yet obtained insurance coverage. We are currently investigating and pricing the scope of various levels of such insurance coverage. While we intend to make a good faith effort to evaluate various levels of insurance coverage and pricing, there can be no assurance that we will be able to obtain adequate insurance coverage for all our potential operational and other liabilities at pricing affordable to s and at the levels of coverage we seek

Voting control by the officers and directors of the Company’s common stock.

The Company’s executive officers and directors hold approximately 29.83% of the Company’s outstanding Common Stock. In addition, VR Global Sdn Bhd (“VR Global”), the Company’s majority stockholder, holds approximately 57.26% of our outstanding Common Stock. VR Global is 33.33% owned by each of the following: SG Fairview Sdn Bhd (“SG Fairview”), ARVR Holdings (M) Sdn Bhd (“ARVR”), and Pedoman Prasarana Sdn Bhd (“Pedoman”). SG Fairview is owned by Ramelle Ramli, our President, Chief Executive Officer and Chairman of the Board. ARVR is owned by Tan Sri Ooi Kee Liang. Pedoman is owned 50% by Lai Chee Mei (Amanda), our Vice President of Marketing and a member of our board of directors, and 50% by Chong Lee Min. Voting and dispositive power over the shares held by VR Global is shared among SG Fairview, ARVR and Pedoman, in accordance with their respective ownership percentages. The Company’s officers, directors and controlling stockholders currently are, and in the foreseeable future will continue to be, in a position to control the Company by being able to nominate and elect a majority of the Company’s Board of Directors. The Board of Directors establishes corporate policies and has the sole authority to nominate and elect the Company’s officers to carry out those policies. Prospective investors therefore will have limited participation in the Company’s affairs.

The Company anticipates that it will also use additional advisors in areas where they Company management and personnel are not sufficiently specialized and although such advisors are available; a delay could occur in obtaining these individuals or their availability at any particular time.

The Company could face difficulty finding and retaining qualified advisors in the future. Currently the Company believes that it has sufficient expertise either in management or as advisors, however, the Company’s management could find itself in need of additional expertise, the availability or expense of which could delay the Company’s implementation of its business plan or cause increased expense.

We are subject to risks related to the failure to raise additional capital.

The Company expects it will require additional capital to develop and market its business. Equity offerings will only provide temporary working capital for the Company. In addition, the Company’s actual financing requirements could vary significantly from the Company’s projections. The Company might have to raise more funds than it expects, or raise them sooner than it expects, to remain in business and to continue to develop, market and distribute its products or provide its services.

If the Company is not able to obtain required funds when needed, on commercially reasonable terms, the Company might not be able to continue its operations. In the event our plans change, its assumptions change or prove to be inaccurate or if the proceeds of this Offering otherwise prove to be insufficient to fund operations because of unanticipated expenses or difficulties or otherwise, we may be required to seek additional financing or may be required to curtail our plans. Such financing may include the issuance of additional and/or newly created shares of Common Stock or preferred stock and/or the incurrence of debt financing. There can be no assurance that any additional financing will be available to us on acceptable terms or at all. Any additional equity financing will dilute the interests of our then existing shareholders. The Company may be limited in its ability to develop and market any new products and services on its own account at this time beyond its own revenue production and thus its projected profits could be substantially reduced if the full Offering proceeds are not achieved.

We have a new business strategy. Our new theme parks may not achieve broad market acceptance, which would prevent us from generating revenue and market share.

If we fail to achieve broad market acceptance of our theme parks, there could be an adverse impact on our ability to generate revenue, gain market share, and achieve and sustain profitability. Our ability to achieve broad market acceptance for our theme parks will be impacted by a number of factors, including:

●	our ability to market our theme parks to demographic groups that will be likely to become attendees of our parks;
●	our ability to provide innovative entertainment that compete favorably against other theme parks on the basis of price, quality, design, reliability and performance; and
●	our ability to continue to develop and maintain successful relationships with our customers and suppliers.

In addition, our ability to achieve increased market share will depend on our ability to increase sales to our future customers.

Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demand for theme parks.

Our success depends on our theme parks’ appeal to customers, whose preferences cannot be predicted with certainty and are subject to change. If our theme parks do not meet our customers’ demands, our sales may be affected. In addition, our growth depends upon our ability to develop new theme parks and entertainment offerings which involve numerous risks. We may not be able to accurately identify customers’ preferences and translate our knowledge into sought after entertainment offerings. We may also experience increased expenses incurred in connection with project development, content licensing marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our margins. We cannot assure you that new theme parks and entertainment offerings and services will contribute favorably to our operating results.

If we are unable to effectively develop, manage and expand our venues sand locations for our theme parks our operating results may suffer.

We anticipate a three-tier strategy with a major flagship theme park, smaller corporate operate theme parks, and licensed franchised theme parks. If we are unable to effectively penetrate additional markets and locations or develop alternate venues to ensure our products and services are reaching the appropriate customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products and services or that we will be able to deliver them in the timeline established by our customers.

The adoption of, or changes in, government or industry policies, standards or regulations relating to our products and services or changes in government or industry policies, standards or regulations that discourage the use of certain products and services, could impact the demand for our products and services.

The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of products and services may impact the demand for our products and services. Demand for our products and services may also be impacted by changes in government or industry policies.

Our operating results may fluctuate due to factors that are difficult to forecast and not within our control.

Our operating results could fluctuate in the future. Factors that may contribute to fluctuations include:

●	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries we serve;
●	our ability to effectively manage our working capital;
●	our ability to satisfy consumer demands in a timely and cost-effective manner;
●	pricing and availability of labor and materials;
●	our inability to adjust certain fixed costs and expenses for changes in demand;
●	seasonal fluctuations in demand and our revenue; and
●	disruption in component supply from foreign and or domestic vendors.

We may be subject to legal claims against us or claims by us which could have a significant impact on our resulting financial performance.

At any given time, we may be subject to litigation, the disposition of which may have an adverse effect upon our business, financial condition, or results of operation. Such claims include but are not limited to and may arise from personal liability and related claims in the event that any of the theme parks and entertainment offerings that we promote results in personal injury. In addition, in the event we experience negative cash flow, we may be subject to claims by our creditors, suppliers and lessors, which could have a significant negative impact on our operations.

Negative publicity could adversely affect our business and operating results.

Negative publicity about our industry or us, including the utility of our services and offerings, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our marketplace, which could harm our business and operating results. Harm to our reputation can arise from many sources, including employee misconduct, misconduct by our partners, outsourced service providers or other counter-parties, failure by us or our partners to meet minimum standards of service and quality and compliance failures and claims.

Our operations may be impaired as a result of disasters, business interruptions or similar events.

A natural disaster such as a hurricane, tornado, fire, flood, or a catastrophic event such as a terrorist attack, an epidemic affecting our operating activities, major facilities (including the theme parks), or a computer system failure could cause an interruption or delay in our business and loss of facilities, equipment or data or render us unable to provide entertainment services in a timely manner, or at all. We do not currently have a disaster recovery plan and our business interruption insurance that we obtain in the future may not adequately compensate us for losses that may occur. In the event that a hurricane, natural disaster, terrorist attack or other catastrophic event were to destroy any part of our facilities or interrupt our corporate headquarters or any of our third-party distribution or manufacturing facilities operations for any extended period of time, or if harsh weather conditions prevent us from delivering products and services in a timely manner, our business, financial condition and operating results could be seriously harmed.

Our risk management efforts may not be effective which could result in unforeseen losses.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets and liabilities. Our risk management policies, procedures, and techniques, including our scoring methodology, may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified or identify additional risks to which we may become subject in the future.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, revenue recognition, stock-based compensation, trade promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

We do not currently have an external line of credit facility with any financial institution.

We intend to attempt to establish an external line of credit in the future, but there can be no assurances we will be able to do so. The failure to obtain an external line of credit could have a negative impact on our ability to generate profits. Our failure to generate operating cash flow or to obtain additional financing could result in substantial dilution of our property interests, or delay or cause indefinite postponement of further expansion. We will require significant additional capital to fund our future activities. Our failure to find the financial resources necessary to fund our planned activities and service any debt and other obligations could adversely affect our business.

Our financial results may fluctuate from period to period as a result of several factors which could adversely affect our stock price.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that will affect our financial results include:

●	acceptance of our products and services and market penetration;
●	the amount and timing of capital expenditures and other costs relating to the implementation of our business plan;
●	the introduction of new products and services by our competitors; and
●	general economic conditions and economic conditions specific to our industry.

As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition, and results of operations.

Accidents at our theme parks and arcades may affect our performance.

There is a risk that accidents may occur as guests are using our rides, games and attractions at our theme parks and arcades. Such accidents may result in injury or even death to guests, or damage to our equipment and facilities. The occurrence of an accident may also have a negative effect on our brand and reputation, resulting in a decline in guest attendance.

Risks Relating to our Industries

Economic slowdowns may affect consumer spending.

Widespread, prolonged and/or severe economic slowdown in Malaysia and other countries can affect consumer income and confidence. Uncertainty over the prospect of global economic growth and political events may also have a negative effect on their income and confidence.

This may reduce the willingness of consumers to spend, particularly on discretionary leisure and entertainment items such as visits to theme parks and arcades, and spending on game applications. This may affect the ability of operators in the industry to grow and expand.

Slower than expected adoption of VR and AR technologies; and competition.

VR and AR are relatively new technologies, and the general public’s adoption of them may be slower than currently anticipated. This would have an impact on the future growth of businesses whose operations are heavily reliant on these technologies, including VR and AR enhanced theme parks developers and operators, and AR enhanced trading card game application publishers.

In addition, consumers have many choices in allocating their leisure time and spending, of which VR and AR theme parks and arcades, and AR enhanced trading card games are two out of many options. For example, VR and AR enhanced theme parks and arcades face competition from conventional theme parks and arcades, movies, television, cinemas and home entertainment. AR enhanced trading cards face competition from conventional trading cards, game applications, home consoles and board games.

In addition, operators that provide these services also compete against each other. Operators who have the ability to develop their own IP and content are in a better position to compete and gain market share. Similarly, operators that constantly improve their services and continue to provide new and exciting experiences are more likely to attract and retain users and succeed.

Failure to keep up with technological advancement may materially impact our results.

The VR and AR industry is subjected to advances in technology, like all other digital, electronics and web- based industries. There is a constant need for operators to keep pace with technology, either by developing it themselves or adopting technology from other developers. Operators who fail to keep up with evolving technology face the risk of their products and services becoming increasingly outdated and may lose market share as a result.

We are currently developing our own IP’s, including the AR enhanced trading card game. This places us in a position to keep abreast with developments in AR technology. We are also taking on a multi-level platform approach, which means that we are not tied to a single IP or technology. We have the ability to adopt IP’s and technology from a range of sources and collaborators.

Political, economic and regulatory policies may vary from country to country.

Changes in the general political, economic and regulatory policies of the countries that we plan to operate in may adversely affect our business activities, ability to execute our expansion plan and financial performance. Examples of political, economic and regulatory policy changes include, among others, changes in political leadership or system of government; changes in monetary and fiscal policy; expropriation or nationalization of businesses owned by foreigners; currency devaluation; the imposition of foreign exchange controls; changes to the tax code; renegotiation or nullification of existing licenses, permits, leases or other contracts or agreements; and financial crisis.

Our business is subject to various government regulations, non-compliance with which could result in park or facilities closures and/or fines.

We are subject to federal, state and local government regulation relating to the operation of our AR and VR amusement park rides and facilities, and also for our offering any food and beverages at our facilities, (including the sale of alcohol at certain of our parks), as well as regulations relating to building and zoning requirements. For example, all the locations in which we plan to operate have inspectors who will periodically examine our facilities and attractions for compliance with safety regulations and will issue citations, assess fines and close facilities and attractions if violations are found. In addition, we are subject to local health ordinances for the manufacture, handling, storage and labeling of food products in our restaurants. If we do not obtain or retain required licenses or permits, do not pass inspections of our attractions or comply with future changes in existing regulations, we may be required to close our parks or attractions, prevented or delayed from opening new parks or attractions or subject to fines.

Risks Relating to Investing in Our Company

We do not have a dividend policy.

The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain all of its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future decision with respect to dividends will depend upon the Company’s future earnings, future capital needs, and the Company’s operating and financial condition, among other factors.

Ramelle Ramli, our CEO and Chairman, owns a majority of our shares, either directly or indirectly, and will be able to control many matters submitted to our stockholders for approval.

Ramelle Ramli, our CEO and Chairman, controls a majority of our voting shares and will be able to control all matters submitted to our stockholders for approval, as they, in the aggregate, beneficially owns approximately of our outstanding voting shares of Common Stock. As a result, Mr. Ramli is able to control most matters requiring approval of our stockholders, without a stockholder vote, including a sale of the Company or substantially all of its assets.

We have blank check preferred stock.

Our Certificate of Incorporation authorizes “blank check” preferred stock. Our board of directors, without stockholder approval, has the right to designate additional series of preferred stock with such preferences, limitations and relative rights, as they deem appropriate.

Risks Relating to Our Common Stock

The sale of the additional shares of Common Stock could cause the value of our Common Stock to decline.

The sale of a substantial number of shares of our Common Stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

The price of our shares of Common Stock in the future may be volatile.

The market price of our Common Stock can be volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including: technological innovations or new products and services by us or our competitors; additions or departures of key personnel; sales of our Common Stock; our ability to integrate operations, technology, products and services; our ability to execute our business plan; operating results below expectations; loss of any strategic relationship; industry developments; economic and other external factors; and period-to-period fluctuations in our financial results. Because we have a very limited operating history, and no revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

The Common Stock constitutes restricted securities and is subject to limited transferability.

The Common Stock should be considered a long-term, illiquid investment. The Common Stock has not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and cannot be sold without registration under the Securities Act or any exemption from registration. In addition, the Common Stock is not registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of an active trading market for our securities, a stockholder will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

There is no public trading market for our Common Stock.

There is no established public trading marketing for our Common Stock and there can be no assurance that one will ever develop. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of Investors. There can be no assurance given that there will be any awareness generated. Consequently, Investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they to sell securities held by them. Consequently, our securities should be purchased only by Investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

Because we will likely issue additional shares of our Common Stock, investment in the Company could be subject to substantial dilution.

Investors’ interests in the Company will be diluted and Investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 200 million shares of Common Stock, $0.001 par value per share, and 30 million shares of preferred stock, $0.001 par value per share. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our Common Stock. If we do sell or issue more Common Stock, Investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s Common Stock could seriously decline in value.

Our Certificate of Incorporation and Bylaws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our Certificate of Incorporation and Bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by them, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which they are made parties by reason of their being or having been our directors or officers.

Our Bylaws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of the Company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our Bylaws. Without any anti-takeover provisions, there is no deterrent for a take-over of the Company, which may result in a change in our management and directors. This could result in a disruption to the activities of the Company, which could have a material adverse effect on our operations.

Our Certificate of Incorporation and Bylaws could discourage acquisition proposals, delay a change in control or prevent other transactions.

Provisions of our Certificate of Incorporation and Bylaws, as well as provisions of the Delaware corporate law, may discourage, delay or prevent a change in control of the Company or other transactions that you as a shareholder may consider favorable and may be in your best interest. The Certificate of Incorporation and Bylaws contain provisions that authorize the issuance of shares of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and discourage a takeover attempt; limit who may call special meetings of shareholders; and require advance notice for business to be conducted at shareholder meetings, among other anti-takeover provisions.

Our directors have the authority to issue common and preferred shares without shareholder approval, and preferred shares can be issued with such rights, preferences, and limitations as may be determined by our board of directors. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. Authorized and unissued preferred stock could delay, discourage, hinder or preclude an unsolicited acquisition of the Company, could make it less likely that shareholders receive a premium for their shares as a result of any such attempt, and could adversely affect the market prices of and the voting and other rights, of the holders of outstanding shares of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES.

Our principal executive offices at Lot A-2-10, Galeria Hartamas, Jalan 26A/70A, Desa Sri Hartamas, 50480 Kuala Lumpur, Malaysia are occupied under a two-year lease with an initial term that expires in 2019. The lease has a two-year renewal term, however. The lease is for approximately 6,000 square feet of space providing for rental payments of approximately $7,250 per month.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is currently quoted on the OTCPink® under the symbol “USVR.” The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. Our Common Stock is thinly traded and, as of the date hereof, no active trading market has developed for our common stock.

No dividends have been paid or declared and none are expected to be paid or declared on the Company’s Common Stock in the foreseeable future.

Authorized Capital Stock

We are authorized to issue 200,000,000 shares of common stock, par value $0.001, and 30,000,000 shares of preferred stock. As of March 22, 2018, there were 126,325,792 shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding.

Common Stock

The holders of Common Stock are entitled to one vote per share with respect to all matters required by law to be submitted to stockholders. The holders of Common Stock have the sole right to vote, except as otherwise provided by law or by our certificate of incorporation. The Common Stock does not have any cumulative voting, preemptive, subscription or conversion rights. Election of directors requires the affirmative vote of a majority of shares represented at a meeting, and other general stockholder action requires the affirmative vote of a majority of shares represented at a meeting in which a quorum is represented. The outstanding shares of Common Stock are validly issued, fully paid and non-assessable.

The holders of Common Stock are entitled to receive dividends, when, if, and as declared by our Board of Directors, out of funds legally available. In the event of liquidation, dissolution or winding up of the affairs of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment or provision for all liabilities.

The authorized but unissued shares of our Common Stock are available for future issuance without stockholder approval. These additional shares may be used for a variety of corporate purposes, including future offerings to raise additional capital, corporate acquisitions and employee benefit plans. The existence of authorized but unissued shares of Common Stock may enable our Board to issue shares of stock to persons friendly to existing management, which may deter or frustrate a takeover of the Company.

Preferred Stock

We are authorized to issue 30 million shares of preferred stock. We have no shares of preferred stock outstanding or designated. We intend to file a Certificate of Designation for Series A Preferred Stock in the near future in accordance with our Exchange Agreement. See Item 1.01 herein. The various rights and preferences of such Series A Preferred Stock may or may not be senior and preferential to those of our common stock.

Holders

We had 210 holders of our common stock, par value $.001, issued and outstanding as of March 22, 2018, and 77 holders as of December 31, 2017.

Transfer Agent

The transfer agent for our common stock is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Warrants

There were no outstanding warrants to purchase shares of our common stock as of December 31, 2017.

Options

There were no options to purchase shares of our Common Stock issued and outstanding as of December 31, 2017.

Dividend Policy

The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain all of its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future decision with respect to dividends will depend upon the Company’s future earnings, future capital needs, and the Company’s operating and financial condition, among other factors.

Securities authorized for issuance under equity compensation plans

The Company currently does not have any securities authorized for issuance under an equity compensation plan and does not currently have an equity compensation plan in place.

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities in the fiscal year ended December 31, 2017.

On June 29, 2017, US VR Sub issued 15,000,000 shares of common stock to VR Global, in exchange for receipt of cash consideration of $1,500 (representing a price per share of $0.0001).

In August 2017, US VR Sub issued an aggregate of 689,749,000 shares of common stock to 33 stockholders, in exchange for receipt of total cash consideration of $68,975 (representing a price per share of $0.0001).

On February 6, 2018, at the First Closing, we issued a total of 126,000,041 shares to the former shareholders of US VR Sub. We received 378,000,124 shares of US VR Sub in exchange for such shares, which represented 51% of the issued and outstanding shares of US VR Sub. The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

On February 2, 2018, US VR Sub cancelled indebtedness in the aggregate amount of $800,000 advanced to it for early stage working capital purposes by VR Global in consideration of the issuance of 4,000,000 shares of restricted stock of US VR Sub.

On February 5, 2018, the Board of US VR Sub authorized the issuance of an aggregate of 3,564,050 shares of common stock to 37 investors in exchange for receipt of aggregate consideration of $712,810. In addition, on February 5, 2018, the Board of US VR Sub authorized the issuance of 660,000 shares of common stock to one individual in exchange for receipt of $660 and in connection with resolution of a dispute with such individual. On February 5, 2018, the Board of US VR Sub also authorized the issuance of an aggregate of 11,186,664 shares of common stock to 42 investors in exchange for receipt of aggregate consideration of 1,678,000.

The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2017.

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

Overview

The Company was incorporated in the State of Delaware in 2003. On December 15, 2017, the Company entered into an Investment Agreement with Ramelle Ashram Bin Ramli and two previous shareholders of the Company, including the Company’s former CEO and CFO and director, Chi Jen Chen, pursuant to which, after the closing of the Investment Agreement on December 19, 2017, Mr. Ramli owned at such time approximately 68.5% of the Company’s then issued and outstanding shares of common stock. At the closing of the Investment Agreement, Mr. Jen resigned from all officer and director positions with the Company as did Mr. Zhong, a former member of the Company’s board of directors, and at such time Mr. Ramli was appointed as Chairman of the Board, a director and as the Company’s Chief Executive Officer, and further at such time Mr. Jaime Alexander Louis Terauds and Lai Chee Mei (Amanda) were appointed as directors and Gary Chaw was appointed as the Company’s Chief Financial Officer.

On February 6, 2018 as a result, at the First Closing, under the Exchange Agreement, the US VR Sub Shareholders exchanged an aggregate of 378,000,124 shares of US VR Sub common stock, representing 51% of US VR Sub’s common stock, for 126,000,041 shares of Company common stock, representing 99.7% of the Company’s common stock, and US VR Sub became a majority owned subsidiary of the Company. Pursuant to the terms of the Exchange Agreement, at Second Closing, each US VR Sub Shareholder agreed to exchange the balance of such US VR Sub Shareholder’s common stock of US VR Sub for shares of Company Series A preferred stock, on the basis of one share of Company Series A preferred stock for each three shares of US VR Sub common stock being exchanged at the Second Closing, with any partial shares of Series A preferred stock resulting from such calculation being rounded to the nearest whole share. The Second Closing is expected to occur during the fiscal quarter ending June 30, 2018. We expect following the Second Closing, that US VR Sub will be a wholly owned subsidiary of the Company. Following the First Closing, the Company holds a 51% interest in US VR Sub. US VR Sub has three subsidiaries, one of which (Hero Central Dot Com Sdn Bhd) is an operating subsidiary.

The Company was a shell company immediately prior to the Share Exchange. The Company had no assets or operations prior to the Share Exchange. US VR Sub was incorporated in the State of Delaware on February 27, 2017 and commenced operations at that time.

Since the Share Exchange, we seek to engage in the development and operation of AR and VR amusement parks and entertainment venues in Malaysia. We believe our success primarily will be dependent on (i) our ability to raise sufficient capital to fund our development plans for US VR Sub, and, in particular, our Empire AR and VR theme park project; (ii) our ability to identify and execute on other AR and VR theme park development sites and projects; and (iii) numerous other factors discussed in our Risk Factors herein. There are also numerous other factors that will affect our success, such as competitive products, our ability to maintain a proprietary position, and the relative resources of others.

We have no revenues, and we will need to complete additional development and raise capital for the Company before we commence operations. Accordingly, our liquidity and results of operations are dependent on our ability to obtain additional funds for our development activities.

Use of Estimates

The Company uses estimates and assumptions in preparing the financial statements in accordance with U.S. generally accepted accounting policies (“GAAP”). Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from the estimates and assumptions used.

Critical Accounting Policies

Our significant accounting policies are described in more details in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K. We believe the following accounting policies to be most critical to the judgement and estimates used in the preparation of our financial statements.

Concentration of risk. We derive risk from our uncertainty about our ability to raise additional capital; our entry into a new consumer entertainment markets and our dependence upon consumer acceptance of our AR & VR theme park products; our substantial and well-funded competition in a variety of entertainment venues; and a variety of other significant risk. See Risk Factors.

Financial Instruments. Our Financial Instruments consist of cash and cash equivalent, accounts payable and notes payables

Results of Operations

We are in the early stage of development our VR and AR park and entertainment business. To date, we have not generated any revenues from such operations. While we may in the future generate revenue from a variety of sources, the Company expects to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues or achieve profitability.

The Company is currently in pre-operation stage and has no revenue from operations. The expenses of the Company for the year ended December 31, 2017, consisted mainly of general and administration expenses of $1,048 and professional and consulting fees of $42,910.

Consulting fees for the year December 31, 2017 amounted to $42,910 and consist of fees paid to various consultants and advisors of the company for financial management, business development, legal opinions, fees associate with Edgar agent and transfer agent.

General and administrative expenses for the year ended December 31,2017 amounted to $1,048, which mainly paid for general office expenses.

Liquidity and Capital Resources

We are an AR and VR park developer focused on the development and commercialization of AR and VR entertainment venues. Based on our current expectations, we believe this development will require at least $30 million of additional funds The Company believes that it has sufficient cash on hand to fund its operations into early 2018. The exact duration that our liquidity will be sufficient to fund operations depends upon many factors, some of which are outside the control of the Company and are difficult to predict. We expect our licensing, development and operational expenses to increase in connection with our ongoing activities. Accordingly, we will need to raise additional capital to fund future operations and we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding may not be available on favorable terms, if at all. Failure to raise additional capital could cause us to curtail operations and result in the loss of an investment in our common stock.

If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our contemplated development theme park projects. To the extent we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Our forecast of the period of time through which our current capital will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

From time to time, VR Global, of which Mr. Ramli our Chief Executive Officer and Chairman of the Board is a part owner, provides certain operations, finance and human resource services to the Company. VR Global has also advanced funds to the Company for working capital and other business purposes. No specific term is stated for the advance. Those advances are unsecured, non-interest bearing and due on demand. The current total amount of such funds advanced is $1,382,466.

As of December 31, 2017, we had cash of approximately $781. In addition, we have liabilities to third parties and related parties totaling approximately $97,126, as of December 31, 2017.

On December 26, 2017, the Company entered into a Debt Cancellation and Mutual Release Agreement with Henry Lee, who was the previous President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of the Company. Mr. Henry Lee had previously provided advances to finance the Company’s working capital requirements which amounted in total to $59,254. Pursuant to the Debt Cancellation and Mutual Release Agreement, it was agreed that this debt would be cancelled, and pursuant to the Investment Agreement dated December 15, 2017, Mr. Ramli agreed to settle the amount owed to Henry Lee on behalf of the Company.

We expect to incur substantial expenditures in the foreseeable future for the lease expenses, operational development and sales and marketing of US VR Sub. We will require additional financing to develop, our theme parks, fund operations, license third party intellectual property, invest in equipment, and manage potential operating losses

Accordingly, our continued operations are dependent on our ability to raise additional capital through the sale of equity or debt securities and through our ability to make our theme park projects operational and profitable. There can be no assurances that we will be able to obtain funding, or that any such funding arrangements will be on terms attractive to us. In the event we are unable to raise sufficient funds, we would have to substantially alter our business plans.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2017 and 2016 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by Weinberg & Company, P.A., which is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

US VR GLOBAL.COM INC

(Formerly Boly Group Holdings Corp)

Financial Statements

Years Ended December 31, 2017 and 2016

US VR Global.com Inc

(Formerly Boly Group Holdings Corp)

December 31, 2017 and 2016

46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

US VR Global.com Inc

(Formerly Boly Group Holdings Corp)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of US VR Global.com Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has no recurring source of revenue and has experienced negative operating cash flows since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Weinberg & Company, P.A.

We have served as the Company’s auditor since 2016.

Los Angeles, California

March 29, 2018

US VR Global.com Inc

(Formerly Boly Group Holdings Corp)

Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS:
Cash	$781	$716
Prepaid expenses	-	2,548

Total Assets	$781	$3,264

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,180	$3,385
Advances from shareholders	89,299	59,254
Advances from related party	647	6,159

Total Current Liabilities	97,126	68,798

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value: 30,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized; 325,750 shares issued and outstanding	326	326
Additional paid-in capital	1,678,301	1,664,282
Accumulated deficit	(1,774,972)	(1,730,142)

Total Stockholders’ Deficit	(96,345)	(65,534)

Total Liabilities and Stockholders’ Deficit	$781	$3,264

See accompanying notes to the financial statements

US VR Global.com Inc

(Formerly Boly Group Holdings Corp)

Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2017	December 31, 2016

Net revenues	$-	$-

Operating expenses
Professional fees	42,910	28,247
General and administrative expenses	1,048	2,257

Total operating expenses	43,958	30,504

Loss from operations	(43,958)	(30,504)

Income tax provision	872	822

Net loss	$(44,830)	$(31,326)

Net loss per common share - Basic and diluted:	$(0.14)	$(0.10)

Weighted average common shares outstanding - basic and diluted	325,750	325,744

See accompanying notes to the financial statements

US VR Global.com Inc

(Formerly Boly Group Holdings Corp)

Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2017 and 2016

	Common Stock, Par Value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, January 1, 2016	325,744	$326	$1,664,282	$(1,698,816)	$(34,208)

Net loss	-	-	-	(31,326)	(31,326)

Balance, December 31, 2016	325,744	326	1,664,282	(1,730,142)	(65,534)

Extinguishment of related party loan recorded as capital contribution	-	-	14,019	-	14,019

Rounding	6	-	-	-	-

Net loss	-	-	-	(44,830)	(44,830)

Balance, December 31, 2017	325,750	$326	$1,678,301	$(1,774,972)	$(96,345)

See accompanying notes to the financial statements

US VR Global.com Inc

(Formerly Boly Group Holdings Corp)

Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2017	December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,830)	$(31,326)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	2,548	(2,548)
Accounts payable and accrued expenses	3,795	(1,822)

NET CASH USED IN OPERATING ACTIVITIES	(38,487)	(35,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from former related party	38,552	6,159
Repayment of advance from former shareholders	-	20,036

NET CASH PROVIDED BY FINANCING ACTIVITIES	38,552	26,195

NET CHANGE IN CASH	65	(9,501)

Cash at beginning of period	716	10,217

Cash at end of period	$781	$716

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$872	$800
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Repayment of advances to former shareholder and former related party by new shareholder	$89,299	$-

See accompanying notes to the financial statements

US VR Global.com Inc

(Formerly Boly Group Holdings Corp)

December 31, 2017 and 2016

Notes to the Financial Statements

Note 1 - Organization and Operations

US VR Global.com Inc (formerly Boly Group Holdings Corp or the “Company”) was incorporated on September 19, 2003 under the laws of the State of Delaware. The Company has engaged in consulting to corporations to improve performance.

Change in Control

Pursuant to the terms of the Stock Purchase Agreement dated December 15, 2017, between the Company, the former majority shareholders of the Company (the “Sellers”), and certain individuals (the “Purchasers”), the Purchasers purchased 222,994 shares of common stock of the Company from the Sellers, representing approximately 68% of the issued and outstanding shares of the Company, for an aggregate purchase price of $310,000. The $310,000 was paid by the Purchasers to the Sellers directly, and the transaction resulted in a change of control in the Company.

Effective December 15, 2017, one individual who was the former President, Chief Executive Officer, Chief Financial Officer of the Company and a board member resigned, and another individual who was a board member resigned. On the same day, the Company appointed Ramelle Ramli to serve as President, Chief Executive Officer and a member of Board of Directors. In addition, Company appointed Gary Chaw Cheng Fei as Chief Financial Officer and appointed Lai Chee Mei (Amanda) and Jaime Alexander Louis Terauds as members of Board of Directors.

On January 4, 2018 the Company changed its name from Boly Group Holdings Corp to US VR Global.com Inc.

On February 6, 2018, the Company consummated a share exchange agreement in a transaction accounted for as a reverse merger (recapitalization) (see Note 6).

Note 2 - Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

Fair value measurements adopted by the Company are based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB authoritative guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 - Unobservable inputs based on the Company’s assumptions.

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued liabilities, and advances from shareholders and related party approximate their fair values due to their short-term nature.

Revenue Recognition

The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company recorded no revenue during the years ending December 31, 2017 and 2016.

Stock-Based Compensation

The Company may periodically issue stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company’s Statements of Operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

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

There were no potentially dilutive common shares outstanding at December 31, 2017 or 2016.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the method of adoption and the potential impact this standard may have on its financial position and results of operations. The future impact of ASU 2014-09 will be dependent on the nature of the Company’s future revenue contracts and arrangements, if any.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 - Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations and used cash in operating activities since inception, and we have no recurring source of revenue. As of December 31, 2017, we have stockholders’ deficit of $96,345. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Note 4 - Related Party Transactions

Advances from Related Party

At December 31, 2016. the Company owed a former related party $6,159 for advances made to the Company for working capital purposes. During the year ended December 31, 2017, additional advances of $38,552 were made and at December 14, 2017, advances to the former related party totaled $44,711. In conjunction with the change in control of the Company on December 15, 2017 (see Note 1), $30,045 was repaid to the former related party by a new shareholder of the Company, and $14,019 was extinguished and recorded as a capital contribution. As of December 31, 2017, the Company owed the former related party $647, which was repaid  on January 19, 2018.

Advances from Shareholders

At December 31, 2016 and December 14, 2017, the Company had outstanding amounts owed to a former shareholder for $59,254 for advances made to the Company for working capital purposes. In conjunction with the change in control of the Company on December 15, 2017 (see Note 1), $59,254 was repaid to the former shareholder by a new shareholder of the Company.

As of December 31, 2017, the Company owed a new shareholder $89,299 for repayment of advances to the former shareholder and to the former related party.

Free Office Space

The Company has been provided office space by an officer of the Company at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 5 - Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes, the Act reduced the corporate federal income tax rate from 35% to 21%.

At December 31, 2017, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $1,774,972 that may be offset against future taxable income through 2037. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $372,744 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. Due to the change in control on December 15, 2017, the future utilization of the net operating loss carryforward is significantly limited. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization. For the year ended December 31, 2017, the valuation allowance decreased $215,504 primarily due to a reduction in expected tax rate utilized in calculating the deferred tax assets. For the year ended December 31, 2016, the valuation allowance increased $10,651.

Components of deferred tax assets in the balance sheets are as follows:

	December 31, 2017	December 31,2016
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$372,744	$588,248

Less valuation allowance	(372,744)	(588,248)

Deferred tax assets, net of valuation allowance	$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the reporting period ended December 31, 2017	For the reporting period ended December 31, 2016

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 6 - Subsequent Events

On February 6, 2018, the US VR Global.com Inc. (the “Company”) and US VR Global Inc. (“US VR Sub”), consummated a share exchange agreement pursuant to which the Company issued 126,000,041 shares of its common stock and 121,058,863 shares of its Series A preferred stock to acquire 100% of US VR Sub. US VR Sub is incorporated in Delaware and holds 100% of Hero Central Dot Com Sdn Bhd, which is planning to establish centers which will use virtual reality (“VR”) and augmented reality (“AR”) technologies to provide interactive and immersive rides, games and attractions.

The share exchange transaction is accounted for as a reverse merger (recapitalization) with US VR Sub deemed to be the accounting acquirer and the Company deemed to be the legal acquirer. The financial statements filed with the Securities and Exchange Commission after the reverse merger (recapitalization) will be those of the accounting acquirer given the effect of the issuance of 126,000,041 shares of common stock and 121,058,863 shares of Series A preferred stock upon completion of the transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year covered by this report. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, due to the material weaknesses identified below.

Management’s Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act, as a process designed by, or under the supervision of, the Company’s President, Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, Chief Executive Officer and Chief Financial Officer, in connection with the review of our financial statements as of December 31, 2017.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Our management has begun evaluating remedies to reduce these deficiencies. Some of our remediation plans include the following:

●	Appointing independent members to our board of directors;

●	Establishment of internal policies and standard operating procedures, including a Code of Ethics, Insider Trading Policy, Whistleblower Policy, and other similar policies; and

●	Establishing an audit committee, nomination committee and compensation committee.

However, we will not be able to implement any remedial measures that we have begun to evaluate, such as appointing independent members on our board of directors, until we have sufficient fund to do so.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of March 29, 2018. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

None of the events listed in Item 401(f) of Regulation S-K has occurred during the past ten years and that is material to the evaluation of the ability or integrity of any of our directors or executive officers.

Name	Age	Position

Ramelle Ashram Bin Ramli	40	President, Chief Executive Officer, Chairman of the Board of US VR Global.com Inc.

Gary Chaw Cheng Fei	37	Chief Financial Officer of US VR Global.com Inc.

Lai Chee Mei (Amanda)	42	Vice President of Marketing and Director of US VR Global.com Inc.

Jaime Alexander Louis Terauds	51	Director of Business Development and Director of US VR Global.com Inc.

Daniel Ra Wha Hyun	49	Chief Operating Officer of US VR Global Inc.

Ranjeet Rustogi	44	Chief Technology Officer - Platform Integration of US VR Global Inc.

Ivon Smith	51	Vice President of Operations of US VR Global Inc.

Ramelle Ashram Bin Ramli. Mr. Ramli has served as Chief Executive Officer, President, and Chairman of our Company since February 2017. He is also the Chairman of US VR Sub. He is the founder and director of Movie Animation Park Studios, the first animation-based theme park in Asia, which commenced operation in June 2017 (“MAPS”), and Executive Chairman of R-Segari Group Sdn Bhd (“R-Segari Group”). Mr. Ramli is also acting as developer on another integrated theme park attraction in Melaka, Malaysia, which will be operated by the R-Segari Group. Mr. Ramli earned a Bachelor of Business Studies from the American Intercontinental University of London.

Gary Chaw. Mr. Chaw has served as our Chief Financial Officer since April 2017. Mr. Chaw is a Fellow of the Association of Chartered Certified Accountants. He also holds a Bachelor of Arts (Hons) in Accounting from University of Hertfordshire. Mr. Chaw has more than 10 years’ experience in accounting, finance and advisory services, most of which was acquired through his employment with KPMG, Ernst and Young in Malaysia and PricewaterhouseCoopers LLP in Singapore. In 2012, Mr. Chaw joined Ultimate Harvest Limited, an asset management company in Hong Kong, before returning to Malaysia in 2013 to join a major developer as Financial Controller.

Amanda Lai. Ms. Lai has served as our Vice President of Marketing since March 2017. In this role, she focuses on marketing our company to the commercial leasing retail community, as well as overseeing our consumer retail efforts and IP licensing efforts. Ms. Lai holds a certificate in Estate Agency recognized by The Board of Valuers, Appraisers, and Real Estate Agents in Malaysia and a Diploma in Marketing. She has 17 years of experience in the real estate industry and began her career with Henry Butcher, an international real estate and valuation firm. Ms. Lai’s passion for people lead to her involvement in the commercial property sector culminating in her successfully leasing retail space in one of the largest malls in East Malaysia. From 2015 to 2016, Ms. Lai was the head of marketing cum leasing with KL Northgate Sdn. Bhd., which is a property development company undertaking RM3 billion commercial development covering 1.6 million sq.ft. net lettable retail space along Jalan Kuching Kuala Kumpur, Malaysia.

Jaime Alexander Louis Terauds. Mr. Terauds has served as our Director of Business Development since March 2017. Mr. Terauds has a diverse range of experience in industries ranging from IT and telecommunications to food and beverage, hospitality and agriculture to green tech, and specializes in advising start-ups and early stage endeavors on corporate structuring, intellectual property strategies, angel, seed and investment capital sourcing, and in business and success coaching. Mr. Terauds has founded over a dozen start-up ventures, which have operated on three continents and has held the positions of Chief Executive Officer, Managing Director and Chairman. Mr. Terauds also serves as the executive chairman of the ilipa Ventures group of companies, whose portfolio companies include Jaime Alexander Ltd (HK), ilipa IT PLT (MY), Intercontinental Dental Services Pty Ltd (AU), ilipa IT Inc (USA) and After 3 Marine ltd (SEY).

Daniel Ra Wha Hyun. Mr. Hyun has served as our Chief Operating Officer since March 2017. Mr. Hyun is a graduate of Swiss Hotel Management School “Les Roches.” He has nine years of experience in the hotel industry within the broader Asia-Pacific region. He has worked with well-known hotel chains such as Conrad, Le Meridien and Renaissance. He acts as an International Associate and Consultant for Dome Coffees Australia Pty. Ltd. In 2009, he co-founded the Outto Dine food and beverage group in Malaysia. The Outto Dine group has grown to a chain of nine outlets within five years. It has also expanded its business to develop cloud-based hospitality solutions for food and beverage.

Ranjeet Rustogi. Mr. Rustogi has served as our Chief Technology Officer for Platform Integration. He has extensive international experience, having served with Cisco Systems, Transworld Group, Knoa Software Inc, Keku and twaqk. From 2013 to 2017, he was Group CTO/EVP, Product Development for ilipa Ventures, a private investment company. He was also actively involved with ilipa Management Services and ilipa IT. His role involved formulating IT strategies and discovering, identifying and evaluating tools/technologies to facilitate smooth intra-group/inter-company operations. Mr. Rustogi graduated from Griffith University, Australia, with a degree in Microelectronic Engineering and continued his studies with a Masters in Computer Networking from North Carolina State University. Mr. Rustogi brings 18 years of product strategy, development, R&D and engineering experience in US, Australia and Asia to the team.

Known as a prolific tech inventor, large-scale web and real-time communications solutions architect and a visionary, Mr. Rustogi has gained recognition among his peers for his work in conception and design and in creating a wide range of breakthrough, disruptive technologies, products and services in artificial intelligence, search and discovery and telecommunications. His expertise ranges from singlehanded work in the implementation and development of groundbreaking technologies that range from proof-of-concept commercial launches, managing large-scale software development, agile software development, high performance ultra-low latency real-time communications systems and big data analytics. His areas of expertise also include timing the market, predicting yet unidentified markets, envisioning solutions, defining engineering/development, defining frictionless user-experiences through intuitive user interface and mentoring and providing guidance to young professionals.

Ivon Smith. Mr. Smith has served as our Vice President of Operations since May 2017. From 2007 to 2009, he was employed by Autodesk, a software developer in Singapore, as an application engineer. From 2009 to 2017, Mr. Smith was employed as a technical art trainer Codemasters Studio, a Malaysian games company. Prior to such time. he also worked at production studios and training institutes in Australia and New Zealand. Mr. Smith is above to develop and deliver training documentation and classes based on digital 3D industry experience and methods, and to liaise with government and educational institutions, perform public relations and recruitment duties and manage staff. Throughout his career, Mr. Smith has worked in film, games, broadcast and design visualization creating and instructing in 3D art, animation, visual effects and technical art production pipelines. He originally studied Mechanical Engineering at university and is also an Autodesk certified instructor and examiner and has nearly 20 years of experience in the field of 3D animation and visual effects. Mr. Smith also has acted as an industry advisory panel member for many Malaysian universities and colleges.

Corporate Governance

Meetings and Committees of the Board of Directors

Our board of directors did not hold any formal meetings during the fiscal year ended December 31, 2017.

We are a smaller reporting company with a small number of directors and officers who had active roles in our operations. As a result, we do not have a standing compensation or nominating committee, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire board of directors acts as our compensation, nominating, and audit committee. The functions of those committees are undertaken by our Board of Directors. We believe that the creation of these committees, at this time, would be cumbersome and constitute more form over substance.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman of the Board and the Chief Executive Officer positions should be separate or combined, we have determined that at this time, it is in the best interests of the Company and its shareholders to combine these roles. Mr. Ramli serves as our Chief Executive Officer and Chairman of the Board. We believe it is in the best interests of the Company to have the roles combined at this time because it provides us with an efficient leadership structure.

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel and others, as considered appropriate regarding our Company’s assessment of risks. Management keeps our board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect the Company, and how management addresses those risks. The board of directors focuses on the most significant risks facing our Company and our Company’s general risk management strategy. While the board oversees our Company, our Company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our board leadership structure supports this approach.

Board Diversity

While we do not have a formal policy on diversity, our board considers diversity to include the skill set, background, reputation, type and length of business experience of our board members, as well as a particular nominee’s contributions to that mix. Although there are many other factors, the board seeks individuals with industry knowledge and experience, senior executive business experience, and legal and accounting skills.

Board Independence

We do not have any independent directors, as such term is defined in the listing standards of The NASDAQ Stock Market, at this time.

Code of Ethics

We have not yet adopted a code of ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. As we develop our infrastructure and business, we expect that we will adopt a code of ethics. Once adopted, we expect that such code of ethics will be available on our website at www.us-vrglobal.com, and that we will post any amendments to the code, or any waivers of its requirements, on our website.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2017 and December 31, 2016.

2017 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ramelle Ramli,	2017	—	—	—	—	—	—	—	—
Chief Executive Officer (1)	2016	—	—	—	—	—	—	—	—

Alex Jen,	2017	—	—	—	—	—	—	—	—
Former Chief Executive Officer and Chief Financial Officer (2)	2016	—	—	—	—	—	—	—	—

(1)	Mr. Ramli was appointed as Chief Executive Officer on December 15, 2017.

(2)	Mr. Jen ceased to be an executive officer on December 15, 2017

US VR Sub currently does not have any employment agreements or other compensatory arrangements with its Named Executive Officers. The Company currently does not have any employment agreements or other compensatory arrangements with its Named Executive Officers.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2017:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Ramelle Ramli (1)	—	—	—	—	—	—	—	—	—

Alex Jen (2)	—	—	—	—	—	—	—	—	—

(1)	Mr. Ramli was appointed as Chief Executive Officer on December 15, 2017.

(2)	Mr. Jen ceased to be an executive officer on December 15, 2017

Director Compensation

Neither the directors of the Company nor the directors of US VR Sub received compensation for services rendered as a director during the fiscal year ended December 31, 2017. As of the date of this annual report, we do not compensate our directors for their services as directors. In order to attract and retain qualified independent directors, in the future we may adopt a compensation plan for non-employee directors that may include cash, as well as equity-based, compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At March 22, 2018, we had 126,325,792 shares of our common stock issued and outstanding. The following table sets forth, as of March 22, 2018, certain information concerning the beneficial ownership of our Common Stock by:

●	Each named executive officer,

●	Each director,

●	All of our executive officers and directors as a group, and

●	Each stockholder known by us to own beneficially 5% or more of either our outstanding Common Stock.

Information on beneficial ownership of securities is based upon a record list of our stockholders and we have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock they beneficially own, subject to applicable community property laws, except as otherwise provide below.

Unless otherwise indicated, the business address of each person listed in c/o US VR Global.com Inc., Lot A-2-10, Galeria Hartamas, Jalan 26A/70A, Desa Sri Hartamas, 50480 Kuala Lumpur, Malaysia.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock Owned
Named Executive Officers and Directors:
Ramelle Ramli	24,418,414	(1)(2)	19.3%
Gary Chaw Cheng Fei	161,500		*
Jaime Terauds	170,000		*
Lai Chee Mei (Amanda)	12,134,430	(2)(3)	9.6%
Daniel Ra Wha Hyun	850,000		*
Ranjeet Rustogi	—		0.0%
Ivon Smith	31,705		*
All directors and executive officers as a group (7 persons)	37,766,049		29.9%

5% Stockholders:
VR Global Sdn Bhd (2)	72,331,260		57.3%

*	Less than 1%.
(1)	Includes 222,994 shares held directly, 85,000 shares held by Forever Trinity Sdn Bhd (“Forever Trinity”) and one-third of the shares held by VR Global Sdn Bhd (“VR Global”) which is 24,110,420 shares. Mr. Ramli is the sole owner and director of Forever Trinity, and Mr. Ramli has sole voting and investment power over the shares held by Forever Trinity.
(2)	VR Global is 33.33% owned by each of the following: SG Fairview, ARVR, and Pedoman. SG Fairview is owned by Ramelle Ramli, our President, Chief Executive Officer and Chairman of the Board. ARVR is owned by Tan Sri Ooi Kee Liang. Pedoman is owned 50% by Lai Chee Mei (Amanda), our Vice President of Marketing and a member of our board of directors, and 50% by Chong Lee Min. Voting and dispositive power over the shares held by VR Global is shared among SG Fairview, ARVR and Pedoman, in accordance with their respective ownership percentages.
(3)	Includes 79,220 shares held directly and one-half of one-third of shares held by VR Global which is 12,055,210 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

VR Global provides certain operations, finance and human resource services to the Company. VR Global, the Company’s majority stockholder, has also advanced funds to the Company for working capital and other business purposes. No specific term is stated for the advance. Accordingly, it is payable on demand. The current total amount of such funds advanced is $1,382,466.

The ownership of VR Global is as follows:

Entity	Ownership in VR Global	Shareholder(s)	Director(s)
SG Fairview Sdn Bhd	33.33%	Ramelle Ramli (1)	Ramelle Ramli (1)
ARVR Holdings (M) Sdn Bhd	33.33%	Tan Sri Ooi Kee Liang	Tan Sri Ooi Kee Liang
Pedoman Prasarana Sdn Bhd	33.33%	Lai Chee Mei (50%)	Lai Chee Mei
		Chong Lee Min (50%)	Chong Lee Min

(1)	Mr. Ramli is the Company’s President, Chief Executive Officer and Chairman of the Board. On February 2, 2018, US VR Sub cancelled indebtedness in the aggregate amount of $800,000 advanced to it for early stage working capital purposes by VR Global in consideration of the issuance of 4,000,000 shares of restricted stock of US VR Sub.

We do not have any independent directors, as such term is defined in the listing standards of The NASDAQ Stock Market, at this time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed or to be billed to the Company by its independent registered public accounting firm, Weinberg & Company, P.A. for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2017	2016

Audit fees	$15,500.00	$12,000.00
Tax fees
Total	$15,500.00	$12,000.00

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Weinberg & Company, P.A. was compatible with the maintenance of the firm’s independence in the conduct of its audits.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2016 and 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

The following are filed as part of this report:

Financial Statements

The financial statements of the Company and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report.

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit	Description

2.1	Share Exchange Agreement dated as of February 6, 2018 by and among US VR Global.com Inc., US VR Global Inc., Shareholders of US VR Global Inc., and Amanda Lai Chee Mei as the Shareholders’ Representative. (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the Commission on February 23, 2018).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10SB filed with the Commission on October 9, 2003.)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1 filed with the Commission on September 16, 2010.)

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q filed with the Commission on November 13, 2014.)

3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on January 13, 2017.)

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on January 31, 2018).

3.6	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the Commission on December 20, 2017).

10.1

Investment Agreement dated as of December 15, 2017 by and among the Company, Ramelle Ramli, Chi Jen Chen, and Esther Pranolo (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on December 20, 2017).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

US VR GLOBAL.COM INC.

Dated: March 29, 2018	By:	/s/ Ramelle Ramli
Ramelle Ramli
Chief Executive Officer
(principal executive officer)

Dated: March 29, 2018	By:	/s/ Gary Chaw Cheng Fei
Gary Chaw Cheng Fei
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 29, 2018	By:	/s/ Ramelle Ramli
Ramelle Ramli
Director

