Form 10-Q
period 2018-03-31
US VR Global.com Inc.
filed 2018-05-21
CIK 1265848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 18, 2018, there were 126,325,792 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	F-1
	Condensed Consolidated Balance Sheets at Mach 31, 2018 (unaudited) and December 31, 2017	F-1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2018 and for the period from February 27, 2017 (inception) to March 31, 2017 (unaudited)	F-2

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2018 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and for the period from February 27, 2017 (inception) to March 31, 2017 (unaudited)	F-4

	Notes to the Condensed Consolidated Financial Statement (unaudited)	F-5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	7

ITEM 4.	CONTROLS AND PROCEDURES	7

PART II.	OTHER INFORMATION	8

ITEM 1	LEGAL PROCEEDINGS	8

ITEM 1A.	RISK FACTORS	8

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	8

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	8

ITEM 4.	MINE SAFETY DISCLOSURES	8

ITEM 5.	OTHER INFORMATION	8

ITEM 6.	EXHIBITS	8

SIGNATURES		9

2

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this quarterly report on Form 10-Q contain certain “forward-looking statements’’ within the meaning of the federal securities laws. This includes statements regarding our future financial position, economic performance, results of operations, business strategy, budgets, projected costs, plans and objectives of management for future operations, and the information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,’’ “will,’’ “expect,’’ “intend,’’ “estimate,’’ “anticipate,’’ “believe,’’ “continue’’ or similar terminology, although not all forward-looking statements contain these words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Important factors that may cause actual results to differ from projections include, for example:

●	the success or failure of management’s efforts to implement our business plan;

●	our ability to fund our operating expenses;

●	our ability to compete with other companies that have a similar business plan;

●	the effect of changing economic conditions impacting our plan of operation; and

●	our ability to meet the other risks as may be described in future filings with the Securities and Exchange Commission (the “SEC”).

Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this quarterly report on Form 10-Q.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q and in our other filings with the SEC. We cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

Any of the factors described above, elsewhere in this report or in the “Risk Factors” section of our Current Report on Form 8-K for February 6, 2018 filed with the SEC on February 13, 2018 could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

US VR Global.com Inc

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$142,000	$587,000
Prepaid expenses and deposits	237,000	290,000

Total Current Assets	379,000	877,000
NON-CURRENT ASSETS:
Property and equipment, net	669,000	443,000
Other-game software	21,000	-

Total Non-Current Assets	690,000	443,000

TOTAL ASSETS	$1,069,000	$1,320,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$300,000	$260,000
Advances from shareholders	95,000	-
Advances from related party	429,000	874,000

Total Current Liabilities	824,000	1,134,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.001 par value: 30,000,000 shares authorized; 121,058,863 shares issued and outstanding	121,000	121,000
Common stock par value $0.001: 200,000,000 shares authorized; 126,325,792 and 119,529,803 shares issued and outstanding, respectively	126,000	120,000
Additional paid-in capital	3,164,000	(153,000)
Common stock to be issued, 4,389,721 shares at December 31, 2017	-	2,075,000
Accumulated other comprehensive income	36,000	-
Accumulated deficit	(3,202,000)	(1,977,000)
Total Stockholders’ equity	245,000	186,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,069,000	$1,320,000

See accompanying notes to the condensed consolidated financial statements

US VR Global.com Inc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States Dollars)

(Unaudited)

	For the Three Months Ended	For the Period from February 27, 2017 (Inception) to
	March 31, 2018	March 31, 2017

Net revenues	$-	$-

Operating expenses
Professional and consulting	511,000	-
General and administrative	532,000	-
Management fee to related party	85,000
Reverse merger expenses	97,000	-

Total operating expenses	1,225,000	-

Net loss	(1,225,000)	-

Other Comprehensive Income:
Foreign currency translation income	36,000	-
Total Comprehensive Loss for the period	$(1,189,000)	$-

Net loss per common share - Basic and diluted:	$(0.01)	$-

Weighted average common shares outstanding - basic and diluted	122,927,798	119,529,803

See accompanying notes to the condensed consolidated financial statements

US VR Global.com Inc

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2018

(Expressed in United States Dollars)

(unaudited)

	Series A Preferred Stock Par Value $ 0.001		Common Stock, Par Value $0.001
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Share to be issued	Accumulated Deficit	Other Comprehensive loss	Total Equity
Balance, December 31, 2017	121,058,863	$121,000	119,529,803	$120,000	$(153,000)	$2,075,000	$(1,977,000)	$-	$186,000
Issuance of common shares previously reflected as shares to be issued	-	-	4,389,721	4,000	2,071,000	(2,075,000)	-	-	-
Shares issued for cash	-	-	415,000	400	248,600				249,000
Fair value of shares issued for services	-	-	112,184	100	66,900	-	-	-	67,000
Fair value of shares issued to settle advances from related party	-	-	1,333,333	1,300	798,700	-	-	-	800,000
Fair value of shares issued under severance agreement	-	-	220,000	200	131,800	-	-	-	132,000
Effect of reverse merger transactions	-	-	325,751	-	-	-	-	-	-
Foreign currency translation income	-	-	-	-	-	-	-	36,000	36,000
Net loss	-	-	-	-	-		(1,225,000)	-	(1,225,000)

Balance, March 31, 2018 (Unaudited)	121,058,863	$121,000	126,325,792	$126,000	$3,164,000	$-	$(3,202,000)	$36,000	$245,000

See accompanying notes to the condensed consolidated financial statements

US VR Global.com Inc

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and for the

Period from February 27, 2017 (inception) to March 31, 2017

(Expressed in United States Dollars)

(Unaudited)

	For the Three Months Ended	For the Period from February 27, 2017 (inception) to
	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,225,000)	$-

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	21,000	-
Fair value of shares issued for services	67,000	-
Fair value of shares issued for severance agreement	132,000	-
Reverse merger expenses	97,000	-
Accrual of related party management fee expense	85,000	-
Changes in operating assets and liabilities:
Deposit and prepaid expenses	53,000	-
Accounts payable and accrued expenses	40,000	-

NET CASH USED IN OPERATING ACTIVITIES	(730,000)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(244,000)	-
Purchase of game software	(21,000)	-
NET CASH USED IN INVESTING ACTIVITIES:	(265,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	249,000	-
Advances from related party	403,000	-
Payment of advances from related party	(133,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	519,000	-

Effect of exchange rate changes in cash	31,000	-
NET CHANGE IN CASH	(445,000)	-

Cash at beginning of period	587,000	-

Cash at end of period	$142,000	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for settlement of advances from related party	$800,000	$-
Issuance of common shares previously reflected as shares to be issued	2,075,000	-

See accompanying notes to the condensed consolidated financial statements

US VR Global.com Inc

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

US VR Global Inc. (“US VR Sub”) was incorporated on February 27, 2017 (inception) under the laws of the State of Delaware. The main focus of our business is to develop facilities that use virtual reality (“VR”) and augmented reality (“AR”) technologies to provide interactive and immersive rides, games and attractions.

On February 6, 2018, US VR Sub signed a share exchange agreement in which it agreed to merge with US VR Global.com Inc., a Delaware corporation (“US VR.com”). Pursuant to the share exchange agreement, on February 6, 2018, the issued and outstanding common shares of US VR Sub were exchanged on a three-for-one basis for 126,000,041 shares of common stock of US VR.com. Subsequent to March 31, 2018 121,058,863 shares of Series A Preferred Stock of US VR.com were issued to complete the merger with US VR Sub. The issuance of the common shares and Series A Preferred shares is shown on the accompanying financial statements as if the merger was completed as of February 27, 2017 (inception). After the merger was completed, US VR Sub’s shareholders own 100% of the outstanding shares of preferred stock of US VR.com and 99.7% of the outstanding shares of common stock of US VR.com and the original shareholders of US VR.com own approximately 0.03% of the outstanding shares of common stock of US VR.com. The transaction was accounted for as a reverse merger (recapitalization) with US VR Sub deemed to be the accounting acquirer and US VR.com deemed to be the legal acquirer. The financial statements presented herein are those of the accounting acquirer given the effect of the issuance of 325,751 shares of common stock upon completion of the transaction and reflecting the net liabilities assumed of US VR.com of $97,000 as a cost of the reverse merger had it occurred as of March 31, 2018. As a result of the merger, US VR.com holds a 100% interest in US VR Sub (US VR.com and US VR Sub, collectively, after the merger, the “Company”).

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018. The condensed consolidated balance sheet information as of December 31, 2017 was derived from the audited financial statements included in US VR Global Inc.’s financial statements as of and for the period from February 27, 2017 (inception) to December 31, 2017 included in Form 8-K filed with the SEC on February 6, 2018. These interim financial statements should be read in conjunction with that report.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended March 31, 2018, the Company incurred a net loss of $1,225,000 and used cash in operating activities of $730,000, and at March 31, 2018, the Company had a working capital deficit of $445,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company intends to raise funds through public offerings to finance operations until the Company achieves profitable operations. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as a private placement of securities or loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. As of March 31, 2018, the Company had made capital expenditures of $454,000 for its planned facility (referred to as a “Theme Park”) that will use virtual reality and augmented reality technologies to provide interactive and immersive rides, games and attractions. The Company believes it will need to expend approximately $10,000,000 to $15,000,000 more to open its first Theme Park. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing; or cause substantial dilution for our stockholders, in the case of equity financing. If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations.

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries VR Global Limited and Hero Central Dot Com Sdn Bhd. All inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Significant estimates include those related to accounting for potential liabilities, depreciable lives of property and equipment, analysis of impairments of recorded long-term assets, assumptions used in valuing stock instruments issued for services, and the valuation allowance for deferred income taxes. Actual results could differ from those estimates. Actual results may differ from these estimates.

Revenue Recognition

The Company derived no revenue during the periods ending March 31, 2018 and 2017. The Company will recognize revenue under the guidance of ASC 606, Revenue with contracts with customers that requires the Company to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identify the Company’s performance obligations in the contract or agreement, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company will apply the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Estimated useful lives
Computers and equipment - Office	3 years
Furniture & Fixtures	5 years
Theme park equipment and improvements	3 to 10 years
Leasehold Improvements	Shorter of lease term or estimated useful life

Expenditures for maintenance and repairs are expensed as incurred.

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

There were no potentially outstanding dilutive common shares for the reporting periods ended March 31, 2018 and 2017.

Foreign currencies translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiary in Malaysia maintains its books and record in its local currency, Malaysia Ringgits (“MYR”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from MYR and HKD into US$ has been made at the following exchange rates for the respective periods:

As of and for the period ended
March 31, 2018

Period-end RM : US$1 exchange rate	3.86
Period-average RM : US$1 exchange rate	3.89

Recently Issued Accounting Pronouncements

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

Note 2 – Property and Equipment

Property and equipment consists of the following at:

	March 31, 2018	December 31, 2107
Theme Park project-under construction	$454,000	$250,000
Computers and equipment	223,000	184,000
Furniture and fixtures	26,000	24,000
Leasehold improvement	32,000	30,000
Total property and equipment	735,000	488,000
Accumulated depreciation	(66,000)	(45,000)
Property and equipment, net	$669,000	$443,000

At March 31, 2018 and December 31, 2017, the Company had incurred $454,000 and $250,000, respectively, related to the development and construction of equipment and improvements for its planned facility (referred to as a “Theme Park”). The Theme Park will use virtual reality and augmented reality technologies to provide interactive and immersive rides, games and attractions. The Company believes it will need to expend approximately $10,000,000 to $15,000,000 more to open its first Theme Park, which it plans to do within the next 12 months. As the Theme Park is under construction and has not been placed into service, no depreciation was recorded on the Theme Park for the three months ended March 31, 2018.

Depreciation expense for the three months ended March 31, 2018 was $21,000.

Long-lived assets primarily include property and equipment. In accordance with the provision of ASC 360, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As at March 31, 2018 and December 31, 2017, the Company determined there were no indicators of impairment of its property and equipment.

Note 3 -Stockholders’ Equity

The Company was capitalized on August 24, 2017 when it issued 121,058,863 shares of Series A Preferred stock and 119,529,803 shares of common stock to its founding shareholders for total proceeds of $88,000. The issuance of the shares of Series A Preferred Stock and common stock is presented on the accompanying financial statements as if the shares were issued February 27, 2017 (inception).

Each share of the Company’s Series A Preferred Stock (i) has a stated value of $2.79 per share; (ii) is entitled to be paid cash dividends of 1% of the stated value on the second anniversary of issuance and 2% of the stated value on the third through fifth anniversaries of issuance; and (iii) is convertible into shares of the Company’s common stock on a one-for-one basis at the election of the holder prior to the five year anniversary of issuance, and will automatically convert into shares of the Company’s common stock on the fifth anniversary of issuance. As the Series A Preferred Stock was issued subsequent to March 31, 2018 (see Note 1) the Company did not accrue any dividends for it at March 31, 2018 or December 31, 2017.

On February 6, 2018, the Company issued 4,389,721 shares of common stock previously reflected as shares to be issued as of December 31, 2017. These shares were sold for $0.45 to $0.60 per share and $2,075,000 had been received for the 4,389,721 shares.

During the three months ended March 31, 2018, the Company issued 415,000 shares of common stock from the sale of shares at $0.60 per share for aggregate proceeds of $249,000.

During the three months ended March 31, 2018, the Company issued 1,333,333 shares of common stock valued at $800,000 to settle advances due to a related party (see Note 4). The shares issued for the settlement of the advance were valued at $0.60 per share based on the contemporaneous sale of the Company’s common stock.

During the three months ended March 31, 2018, the Company issued 112,184 shares of common stock with a total fair value of $67,000 to two third party consultants for consulting services provided. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $67,000 upon issuance. The shares issued for services were valued at $0.60 per share based on the contemporaneous sale of the Company’s common stock.

During the three months ended March 31, 2018, the Company issued 220,000 shares of common stock with a total fair value of $132,000 as part of a severance agreement with a former officer. The Company recognized the full amount of the fair value of the common stock issued in general and administrative expense on the accompanying financial statements. The shares issued for the settlement of the severance were valued at $0.60 per share based on the contemporaneous sale of the Company’s common stock.

Note 4 - Related Party Transactions

VR Global SDN. BHD. (“VR Global”) is one of the founding shareholders of the Company and is its majority shareholder. The Company’s Chief Executive Officer is also part owner of VR Global. VR Global has advanced funds to the Company for working capital and other business purposes. These advances are unsecured, non-interest bearing and due on demand. At December 31, 2017, the Company owed VR Global $874,000. During the three months ended March 31, 2018, VR Global made advances to the Company of $403,000. In addition, a management fee of $85,000 due to VR Global based on 3% of total expenses of the Company, as defined, was accrued. During the three months ended March 31, 2018, the Company repaid $133,000 to VR Global and on February 6, 2018, the Company issued 1,333,333 shares of common stock valued at $800,000 as a payment to VR Global. At March 31, 2018, the Company owed VR Global $429,000.

In connection with the Company’s merger with US VR Global.com Inc., the Company assumed a payable of $97,000 due to an officer the Company (See Note 1). At March 31, 2018, the amount due to the officer was $95,000.

Note 5 – Commitments and contingencies

At March 31, 2018, the Company had signed contracts totaling $13,696,000 related to the development and construction of its planned Theme Park.

Note 6 – Subsequent event

On April 25, 2018, the Company’s Board of Directors approved to increase the Company’s authorized common shares to 2,000,000,000 common shares, and to increase the Company’s authorized shares of preferred stock to 500,000,000 preferred shares, and filed the requisite documentation with the State of Delaware on April 25, 2018.

On April 23, 2018, the Company entered into a letter of intent to lease approximately 48,000 square feet of space in Macau, China for the location of its first Theme Park. The lease would be for nine years with a base rent of approximately $178,000 per month, plus percentage rent of 13% of gross monthly revenue, as defined, plus management fees. The lease would commence approximately June 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our financial statements and the related notes included elsewhere in this annual report on Form 10-Q. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

Overview

US VR Global Inc. (“US VR Sub”) was incorporated on February 27, 2017 under the laws of the State of Delaware. The main focus of our business is to develop facilities that use virtual reality (“VR”) and augmented reality (“AR”) technologies to provide interactive and immersive rides, games and attractions.

US VR Global.com Inc. (“US VR.com”) was incorporated in the State of Delaware in 2003.

On February 6, 2018, US VR Sub, and each of the shareholders of US VR Sub who executed a counterpart signature to the Share Exchange Agreement dated February 6, 2018 (the “Exchange Agreement”) or executed a joinder agreement to the Exchange Agreement following the effective date of the Exchange Agreement but prior to the First Closing (as hereinafter defined) (such shareholders, the “US VR Sub shareholders”), and Lai Chee Mei (Amanda) as representative of the US VR Sub shareholders entered into the Exchange Agreement.

Pursuant to the terms of the Exchange Agreement, (i) US VR.com agreed to acquire from the US VR Sub shareholders all of the shares of common stock of US VR Sub in exchange for the issuance by US VR.com to the US VR Sub shareholders of shares of US VR.com’s common stock and shares of US VR.com’s Series A preferred stock, and (ii) US VR Sub will become a wholly owned subsidiary of the US VR.com.

Pursuant to the terms of the Exchange Agreement, at the first closing (the “First Closing”), each US VR Sub shareholder agreed to exchange 51% of such US VR Sub shareholder’s common stock of US VR Sub, for shares of US VR.com’s common stock, on the basis of one share of US VR.com common stock for each three shares of US VR Sub common stock being exchanged at the First Closing (the “Exchange Common Shares”).

The First Closing occurred on February 6, 2018 and the US VR Sub shareholders exchanged an aggregate of 378,000,124 shares of US VR Sub common stock, representing 51% of US VR Sub’s common stock, for 126,000,041 shares of US VR.com common stock, representing 99.7% of the US VR.com’s common stock, and US VR Sub became a majority owned subsidiary of the US VR.com Inc.

Pursuant to the terms of the Exchange Agreement, at the second closing (the “Second Closing”), each US VR Sub shareholder agreed to exchange the balance of such US VR Sub shareholder’s common stock of US VR Sub for shares of US VR.com’s Series A preferred stock, on the basis of one share of US VR.com’s Series A preferred stock for each three shares of US VR Sub common stock being exchanged at the Second Closing (the “Exchange Preferred Shares” and together with the Exchange Common Shares, the “Exchange Shares”). The exchanges set forth above are together referred to herein as the “Share Exchange.”

The Second Closing occurred on April 27, 2018 and the US VR Sub shareholders exchanged an aggregate of 363,176,589 shares of US VR Sub common stock, representing 49% of US VR Sub’s common stock, for 121,058,863 shares of US VR.com common stock, representing 100% of US VR.com’s authorized and outstanding Series A Preferred Stock. As a result of the Second Closing, US VR Sub became a wholly owned subsidiary of US VR.com (US VR Sub and US VR.com collectively, after the Share Exchange, the “Company”).

Since the Share Exchange, we seek to engage in the development and operation of augmented reality (“AR”) and virtual reality (“VR”) amusement parks and entertainment venues in Malaysia. We believe our success primarily will be dependent on (i) our ability to raise sufficient capital to fund our development plans for US VR Sub, and, in particular, our Empire AR and VR theme park project; (ii) our ability to identify and execute on other AR and VR theme park development sites and projects; and (iii) numerous other factors discussed in the Risk Factors contained in our annual report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission.

We have no revenues, and we will need to complete additional developments and raise capital for the Company before we commence operations. Accordingly, our liquidity and results of operations are dependent on our ability to obtain additional funds for our development activities.

Recent Developments

On April 23, 2018, we entered into a heads of terms (similar to a letter of intent) (“Heads of Terms”) for an operating agreement with Studio City Retail Services Limited (“Studio City Retail”), an affiliate of Melco Resorts and Entertainment Limited (“Melco”). Melco, a company with American depositary shares listed on the NASDAQ Global Select Market, is a developer, owner and operator of casino gaming and entertainment casino resort facilities in Asia. Pursuant to the Heads of Terms, we agreed to enter into an operating agreement with Studio City Retail regarding the lease by us of approximately 48,000 square feet of retail space at Melco’s Studio City, Macau (China) location for the first of our Hero Central Park flagships. Studio City, which opened in October 2015, is a cinematically-themed integrated entertainment, retail and gaming resort in Cotai, Macau. Macau is a resort city in Southern China, known for its casinos and luxury hotels. The operating agreement will provide for a nine-year term and a lease commencement date of June 30, 2018. Subject to entry into an operating agreement with Studio City, we expect that construction of Hero Central will begin in July 2018.

Critical Accounting Policies

Our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe the following accounting policies to be most critical to the judgment and estimates used in the preparation of our financial statements.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. generally accepted accounting policies (“GAAP”). Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Significant estimates include those related to accounting for potential liabilities, depreciable lives of property and equipment, analysis of impairments of recorded long-term assets, assumptions used in valuing stock instruments issued for services, and the valuation allowance for deferred income taxes. Actual results could differ from those estimates. Actual results may differ from these estimates.

Impairment of long-lived assets

Long-lived assets primarily include property and equipment. In accordance with the provision of ASC 360, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

Results of Operations

We are in the early stage of development of our VR and AR park and entertainment business. To date, we have not generated any revenues from such operations. While we may in the future generate revenue from a variety of sources, the Company expects to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues or achieve profitability.

The Company is currently in pre-operation stage and has no revenue from operations. The operating expenses of the Company for the quarter ended March 31, 2018, consisted mainly of professional and consulting fees of $511,000 and general and administrative expenses of $532,000. During the quarter ended March 31, 2017, the Company did not record any operating expenses.

Professional and consulting fees for the quarter ended March 31, 2018 amounted to $511,000 and consisted of fees paid to various consultants and advisors of the Company for financial management, business development, legal and accounting, and fees associated with public company reporting.

General and administrative expenses for the quarter ended March 31, 2018 amounted to $532,000 and mainly consisted of employee compensation and benefits, promotional and advertising, travel costs and general office expenses.

Liquidity and Capital Resources

For the three months ended March 31, 2018, the Company incurred a net loss of $1,225,000 and used cash in operating activities of $730,000, and at March 31, 2018, the Company had a working capital deficit of $445,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We are an AR and VR park developer focused on the development and commercialization of AR and VR entertainment venues. Based on our current expectations, we believe this development will require at least $30 million of additional funds. The Company believes that it has sufficient cash on hand to fund its operations through the third quarter of 2018. The exact duration that our liquidity will be sufficient to fund operations depends upon many factors, some of which are outside the control of the Company and are difficult to predict. We expect our licensing, development and operational expenses to increase in connection with our ongoing activities. Accordingly, we will need to raise additional capital to fund future operations and we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements, or a combination of any of the foregoing. Such funding may not be available on favorable terms, if at all. Failure to raise additional capital could cause us to curtail operations and result in the loss of an investment in our common stock.

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

From time to time, VR Global Sdn Bhd (“VR Global”), of which Mr. Ramli our Chief Executive Officer and Chairman of the Board is a part owner, the Company’s majority stockholder, provides certain operations, finance and human resource services to the Company. VR Global is 33.33% owned by each of the following: SG Fairview Sdn Bhd (“SG Fairview”), ARVR Holdings (M) Sdn Bhd (“ARVR”), and Pedoman Prasarana Sdn Bhd (“Pedoman”). SG Fairview is owned by Ramelle Ramli, our President, Chief Executive Officer and Chairman of the Board. ARVR is owned by Tan Sri Ooi Kee Liang. Pedoman is owned 50% by Lai Chee Mei (Amanda), our Vice President of Marketing and a member of our board of directors, and 50% by Chong Lee Min. Voting and dispositive power over the shares held by VR Global is shared among SG Fairview, ARVR and Pedoman, in accordance with their respective ownership percentages.

VR Global has also advanced funds to the Company for working capital and other business purposes. Those advances are unsecured, non-interest bearing and due on demand. At December 31, 2017, the Company owed VR Global $874,000. During the three months ended March 31, 2018, VR Global made advances to the Company of $403,000. In addition, a management fee of $85,000 due to VR Global based on 3% of total expenses of the Company, as defined, was accrued. During the three months ended March 31, 2018, the Company repaid $133,000 to VR Global and on February 6, 2018, the Company issued 1,333,333 shares of common stock valued at $800,000 as a payment to VR Global. At March 31, 2018, the Company owed VR Global $429,000.

As of March 31, 2018, we had cash of approximately $142,000. In addition, we have liabilities to third parties and related parties totaling approximately $824,000, as of March 31, 2018.

We expect to incur substantial expenditures in the foreseeable future for the lease expenses, operational development and sales and marketing of US VR Sub. We will require additional financing to develop, our theme parks, fund operations, license third party intellectual property, invest in equipment, and manage potential operating losses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 6, 2018, we issued a total of 126,000,041 shares to the former shareholders of US VR Sub. We received 378,000,124 shares of US VR Sub in exchange for such shares, which represented 51% of the issued and outstanding shares of US VR Sub.

The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

On February 2, 2018, US VR Sub issued 1,333,333 shares of common stock valued at $800,000 to settle advances due to a related party. The shares issued for the settlement of the advance were valued at $0.60 per share based on the contemporaneous sale of the Company’s common stock.

On February 5, 2018, the Board of US VR Sub authorized the issuance of an aggregate of 1,075,833 shares of common stock to 37 investors in exchange for receipt of aggregate consideration of $645,500. On February 5, 2018, the Board of US VR Sub also authorized the issuance of an aggregate of 3,728,888 shares of common stock to 42 investors in exchange for receipt of aggregate consideration of $1,678,500. 4,389,721 shares of the common stock valued at $2,075,000 were previously reflected as shares to be issued as of December 31, 2017.

In addition, on February 5, 2018, the Board of US VR Sub authorized the issuance of 112,184 shares of common stock valued at $67,310 to two consultants for services rendered. The Company recognized the full amount of the fair value of the common stock issued in general and administrative expenses. The shares issued for services were valued at $0.60 per share based on the contemporaneous sale of the Company’s common stock.

In addition, on February 5, 2018, the Board of US VR Sub authorized the issuance of 220,000 shares of common stock to one individual valued at $132,000 in connection with resolution of a dispute with such individual. The shares issued for the settlement were valued at $0.60 per share based on the contemporaneous sale of the Company’s common stock.

The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended March 31, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US VR GLOBAL.COM INC.

	By:	/s/ Ramelle Ramli
Date: May 21, 2018		Ramelle Ramli, Chief Executive Officer (principal executive officer)

	By:	/s/ Gary Chaw Cheng Fei
Date: May 21, 2018		Gary Chaw Cheng Fei Chief Financial Officer (principal financial officer and principal accounting officer)

