Form 10-Q
period 2018-06-30
US VR Global.com Inc.
filed 2018-08-20
CIK 1265848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X]

As of August 20, 2018, there were 126,325,792 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	F-1
	Condensed Consolidated Balance Sheets at June 30, 2018 (unaudited) and December 31, 2017	F-1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2018 and 2017, the Six Months Ended June 30, 2018, and for the period from February 27, 2017 (inception) to June 30, 2017 (unaudited)

		F-2

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2018 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and for the period from February 27, 2017 (inception) to June 30, 2017 (unaudited)	F-4

	Notes to the Condensed Consolidated Financial Statement (unaudited)	F-5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	7

ITEM 4.	CONTROLS AND PROCEDURES	7

PART II.	OTHER INFORMATION	8

ITEM 1	LEGAL PROCEEDINGS	8

ITEM 1A.	RISK FACTORS	8

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	8

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	8

ITEM 4.	MINE SAFETY DISCLOSURES	8

ITEM 5.	OTHER INFORMATION	8

ITEM 6.	EXHIBITS	9

SIGNATURES		10

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

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q and in our other filings with the SEC. We cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all. Any of the factors described above or elsewhere in this report could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

US VR Global.com Inc

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$47,000	$587,000
Prepaid expenses and deposits	379,000	290,000

Total Current Assets	426,000	877,000
NON-CURRENT ASSETS:
Property and equipment, net	689,000	443,000
Total Non-Current Assets	689,000	443,000

TOTAL ASSETS	$1,115,000	$1,320,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$447,000	$261,000
Dividend payable	290,000	-
Due to related party	927,000	874,000
Advances from shareholders	95,000	-
Deposits for shares to be issued	-	2,075,000

Total Current Liabilities	1,759,000	3,210,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.0001 par value: 500,000,000 shares authorized; 121,058,863 shares issued and outstanding	12,000	12,000
Common stock par value $0.0001: 2,000,000,000 shares authorized; 126,325,792 and 119,529,803 shares issued and outstanding, respectively	12,000	12,000
Additional paid-in capital	3,096,000	63,000
Accumulated other comprehensive income	17,000	-
Accumulated deficit	(3,781,000)	(1,977,000)
Total Stockholders’ equity	(644,000)	(1,890,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,115,000	$1,320,000

See accompanying notes to the condensed consolidated financial statements

US VR Global.com Inc

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Expressed in U.S. dollars, except share and per share data)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Period from February 27, 2017 (Inception) to
	June 30, 2018	June 30, 2017	June 2018	June 30, 2017

Net revenues	$-	$-	$-	$-

Operating expenses
Professional and consulting	122,000	157,000	633,000	157,000
General and administrative	370,000	328,000	906,000	328,000
Management fee to related party	86,000	-	168,000
Reverse merger expenses	-	-	97,000	-

Total operating expenses	578,000	485,000	1,804,000	485,000

Net loss	(578,000)	(485,000)	(1,804,000)	(485,000)

Dividend payable on Series A Preferred Stock	(290,000)	-	(290,000)	-
Net loss attributable to common shareholders	(868,000)	(485,000)	(2,094,000)	(485,000)
Other Comprehensive Income:
Foreign currency translation income	(19,000)	-	17,000	-
Total Comprehensive loss for the period	(887,000)	(485,000)	(2,077,000)	(485,000)

Net loss attributable to common stockholders per share - Basic and diluted:	$(0.01)	(0.00)	(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	126,325,792	119,529,803	124,975,847	119,529,803

See accompanying notes to the condensed consolidated financial statements

US VR Global.com Inc

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the six months ended June 30, 2018

(Expressed in U.S. dollars, except share data)

(unaudited)

	Series A Preferred Stock Par Value $ 0.0001		Common Stock, Par Value $0.0001		Additional		Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive loss	Total Equity
Balance, December 31, 2017	121,058,863	$12,000	119,529,803	$12,000	$63,000	$(1,977,000)	$-	$(1,890,000)
Issuance of common shares previously reflected as deposits	-	-	4,389,721	-	2,075,000	-	-	2,075,000
Shares issued for cash	-	-	415,000	-	249,000			249,000
Fair value of shares issued for services	-	-	112,184	-	67,000	-	-	67,000
Fair value of shares issued to settle due to related party	-	-	1,333,333	-	800,000	-	-	800,000
Fair value of shares issued under severance agreement	-	-	220,000	-	132,000	-	-	132,000
Effect of reverse merger transactions	-	-	325,751	-	-	-	-	-

Dividend payable on Series A Preferred Stock	-	-	-	-	(290,000)	-	-	(290,000)

Foreign currency translation income	-	-	-	-	-	-	17,000	17,000
Net loss	-	-	-	-	-	(1,804,000)	-	$(1,804,000)

Balance, June 30, 2018 (Unaudited)	121,058,863	$12,000	126,325,792	$12,000	$3,096,000	$(3,781,000)	$17,000	$(644,000)

See accompanying notes to the condensed consolidated financial statements

US VR Global.com Inc

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2018 and for the

Period from February 27, 2017 (inception) to June 30, 2017

(Expressed in U.S. dollars)

(Unaudited)

	For the Six Months Ended	For the Period from February 27, 2017 (inception) to
	June 30, 2018	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,804,000)	$(485,000)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	36,000	-
Fair value of shares issued for services	67,000	-
Fair value of shares issued for severance agreement	132,000	-
Reverse merger expenses	97,000	-
Accrual of management fee due to related party	168,000	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(90,000)	-
Accounts payable and accrued expenses	186,000	-

NET CASH USED IN OPERATING ACTIVITIES	(1,208,000)	(485,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(282,000)	-
NET CASH USED IN INVESTING ACTIVITIES:	(282,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	249,000	-
Advances from related party	823,000	485,000
Repayment of advances from related party	(138,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	934,000	485,000

Effect of exchange rate changes in cash	16,000	-
NET CHANGE IN CASH	(540,000)	-

Cash at beginning of period	587,000	-

Cash at end of period	$47,000	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for settlement of advances from related party	$800,000	$-
Dividend payable on Series A Preferred Stock	290,000
Issuance of common shares previously reflected as deposits	2,075,000	-

See accompanying notes to the condensed consolidated financial statements

US VR Global.com Inc

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

US VR Global Inc (the “US VR Sub”) was incorporated on February 27, 2017 under the laws of the State of Delaware. The main focus of our business is to develop facilities that use virtual reality (“VR”) and augmented reality (“AR”) technologies to provide interactive and immersive rides, games and attractions.

On February 6, 2018, the Company signed a share exchange agreement in which the Company agreed to merge with US VR Global.com Inc., a Delaware corporation (“US VR.com”). Pursuant to the merger agreement, on February 6, 2018 the issued and outstanding common shares of the Company were exchanged on a three-for-one basis for 126,000,041 shares of common stock. On April 26, 2018, 121,058,863 shares of Series A Preferred Stock of US VR.com were issued to complete the merger with US VR Sub. The issuance of the common shares and Series A Preferred shares is shown on the accompanying financial statements as if the merger was completed as of February 27, 2017 (Inception). After the merger was completed, the US VR Sub’s shareholders own 100% of the outstanding shares of preferred stock of US VR.com and 99.7% of the outstanding shares of common stock of US VR.com and the original shareholders of US VR.com own approximately 0.03% of the outstanding shares of common stock of US VR.com. The transaction was accounted for as a reverse merger (recapitalization) with US VR Sub deemed to be the accounting acquirer and US VR.com deemed to be the legal acquirer. The financial statements presented herein are those of the accounting acquirer given the effect of the issuance of 325,751 shares of common stock upon completion of the transaction and reflecting the net liabilities assumed of US VR.com of $97,000 as a cost of the reverse merger. As a result of the merger, US VR.com holds a 100% interest in US VR Sub (US VR Global.com and US VR Sub, collectively, after the merger, the “Company”).

On June 28, 2018, Mr. Ramelle Ashram Bin Ramli resigned from his position as the chief executive officer of the Company and also resigned as chairman of and a member of the Company’s board of directors and from all positions with the Company’s subsidiaries effective as of June 28, 2018. Effective July 4, 2018, Gary Chaw Cheng Fei was appointed to act as the Company’s principal executive officer in the interim while the Company searches for a suitable candidate to fill this position.

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018. The condensed consolidated balance sheet information as of December 31, 2017 was derived from the audited financial statements included in US VR Global Inc.’s financial statements as of and for the period from February 27, 2017 (inception) to December 31, 2017 included in Form 8-K filed in Form 8-K with the SEC on February 6, 2018. These interim financial statements should be read in conjunction with that report.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended June 30, 2018, the Company incurred a net loss of $1,804,000 and used cash in operating activities of $1,208,000, and at June 30, 2018, the Company had a working capital deficit of $353,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company intends to raise funds through public offerings to finance operations until the Company achieves profitable operations. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as a private placement of securities or loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. As of June 30, 2018, the Company had made capital expenditures of $439,000 for its planned facility (referred to as a “Theme Park”) that will use virtual reality and augmented reality technologies to provide interactive and immersive rides, games and attractions. The Company believes it will need to expend approximately $10,000,000 to $15,000,000 more to open its first Theme Park. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing; or cause substantial dilution for our stockholders, in the case of equity financing. If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations.

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary VR Global Limited and Hero Central Dot Com Sdn Bhd. All inter-company accounts and transactions have been eliminated in consolidation.

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

There were no potentially outstanding dilutive common shares for the reporting periods ended June 30, 2018 and 2017.

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

Translation of amounts from MYR and HKD into US$ has been made at the following exchange rates for the respective periods:

As of and for the period ended
March 31, 2018

Period-end RM : US$1 exchange rate	4.03
Period-average RM : US$1 exchange rate	4.00

Period-end HKD : US$1 exchange rate	7.84
Period-average HKD : US$1 exchange rate	7.84

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

Note 2 – Property and Equipment

Property and equipment consists of the following at:

	June 30, 2018	December 31, 2017
Theme Park project-under construction	$439,000	$250,000
Computers and equipment	216,000	184,000
Furniture and fixtures	26,000	24,000
Leasehold improvement	32,000	30,000
Total property and equipment	713,000	488,000
Accumulated depreciation	(81,000)	(45,000)
Property and equipment, net	$632,000	$443,000

At June 30, 2018 and December 31, 2017, the Company had incurred $439,000 and $250,000, respectively, related to the development and construction of equipment and improvements for its planned facility (referred to as a “Theme Park”). The Theme Park will use virtual reality and augmented reality technologies to provide interactive and immersive rides, games and attractions. The Company believes it will need to expend approximately $10,000,000 more to open its first Theme Park, which it plans to do within the next 12 months. As the Theme Park is under construction and has not been placed into service, no depreciation was recorded on the Theme Park for the six months ended June 30, 2018.

Depreciation expense for the six months ended June 30, 2018 was $36,000.

Long-lived assets primarily include property and equipment. In accordance with the provision of ASC 360, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As at June 30, 2018 and December 31, 2017, the Company determined there were no indicators of impairment of its property and equipment.

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

Each share of the Company’s Series A Preferred Stock (i) has a stated value of $2.79 per share; (ii) is entitled to be paid cash dividends of 1% of the stated value on the second anniversary of issuance and 2% of the stated value on the third through fifth anniversaries of issuance; and (iii) is convertible into shares of the Company’s common stock on a one-for-one basis at the election of the holder prior to the five year anniversary of issuance, and will automatically convert into shares of the Company’s common stock on the fifth anniversary of issuance. For the period ended June 30, 2018, the Board of Directors of the Company had not declared a dividend for the Series A Preferred Stock and the Company accrued $10.78 for dividends at June 30, 2018.

On February 6, 2018, the Company issued 4,389,721 shares of common stock. These shares were sold for $0.45 to $0.60 per share and $2,075,000 had been received in 2017 for the 4,389,721 shares.

During the six months ended June 30, 2018, the Company issued 415,000 shares of common stock from the sale of shares at $0.60 per share for aggregate proceeds of $249,000.

During the six months ended June 30, 2018, the Company issued 1,333,333 shares of common stock valued at $800,000 to settle advances due to a related party (see Note 4). The shares issued for the settlement of the advance were valued at $0.60 per share based on the contemporaneous sale of the Company’s common stock.

During the six months ended June 30, 2018, the Company issued 112,184 shares of common stock with a total fair value of $67,000 to two third party consultants for consulting services provided. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $67,000 upon issuance. The shares issued for services were valued at $0.60 per share based on the contemporaneous sale of the Company’s common stock.

During the six months ended June 30, 2018, the Company issued 220,000 shares of common stock with a total fair value of $132,000 as part of a severance agreement with a former officer. The Company recognized the full amount of the fair value of the common stock issued in general and administrative expense on the accompanying financial statements. The shares issued for the settlement of the severance were valued at $0.60 per share based on the contemporaneous sale of the Company’s common stock.

On April 25, 2018, the Company’s Board of Directors approved to increase the Company’s authorized common shares to 2,000,000,000 common shares, and to increase the Company’s authorized shares of preferred stock to 500,000,000 preferred shares, and revise the common share and preferred share par value to $0.0001 per share, and filed the requisite documentation with the State of Delaware on April 25, 2018.

Note 4 - Related Party Transactions

VR Global SDN. BHD. (“VR Global”) is one of the founding shareholders of the Company and is its majority shareholder. VR Global has advanced funds to the Company for working capital and other business purposes. These advances are unsecured, non-interest bearing and due on demand. At December 31, 2017, the Company owed VR Global $874,000. During the six months ended June 30, 2018, VR Global made advances to the Company of $823,000. In addition, a management fee of $168,000 due to VR Global based on 3% of total expenses of the Company, as defined, was accrued. During the six months ended June 30, 2018, the Company repaid $138,000 to VR Global and on February 6, 2018, the Company issued 1,333,333 shares of common stock valued at $800,000 as a payment to VR Global. At June 30, 2018, the Company owed VR Global $927,000.

In connection with the Company’s merger with US VR Global.com Inc., the Company assumed a payable of $95,000 due to Mr. Ramelle Ashram Bin Ramli, the Company’s former chief executive officer and a shareholder of the Company. At June 30, 2018, the amount due to the shareholder was $95,000.

Note 5 – Commitments and contingencies

At June 30, 2018, the Company had signed contracts totaling $15,173,000 related to the development and construction of its planned Theme Park.

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

On February 6, 2018, US VR Global Inc. (“US VR Sub”), and each of the shareholders of US VR Sub who either executed a counterpart signature to the Share Exchange Agreement dated February 6, 2018 (the “Exchange Agreement”) or who executed a joinder agreement to the Exchange Agreement following the effective date of the Exchange Agreement but prior to the First Closing (as hereinafter defined) (such shareholders, the “US VR Sub Shareholders”), and Lai Chee Mei (Amanda) as representative of the US VR Sub Shareholders entered into the Exchange Agreement. Pursuant to the terms of the Exchange Agreement, (i) the Company agreed to acquire from the US VR Sub Shareholders all of the shares of common stock of US VR Sub held by such US VR Sub Shareholders in exchange for the issuance by the Company to the US VR Sub Shareholders of shares of the Company’s common stock and shares of the Company’s Series A preferred stock, and (ii) US VR Sub will become a wholly owned subsidiary of the Company.

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

Pursuant to the terms of the Exchange Agreement, at the second closing (the “Second Closing”), each US VR Sub Shareholder agreed to exchange the balance of such US VR Sub Shareholder’s common stock of US VR Sub for shares of Company Series A preferred stock, on the basis of one share of Company Series A preferred stock for each three shares of US VR Sub common stock being exchanged at the Second Closing, with any partial shares of Series A preferred stock resulting from such calculation being rounded to the nearest whole share. (the “Exchange Preferred Shares” and together with the Exchange Common Shares, the “Exchange Shares”). The exchanges set forth above are together referred to herein as the “Share Exchange.” The Second Closing occurred on April 27, 2018. As a result of the Second Closing, US VR Sub became a wholly owned subsidiary of the Company.

Also, on April 27, 2018, the Company issued Series A Preferred Stock to the US VR Sub stockholders at a 3 for 1 basis (three shares of US VR Sub stock for one share of Series A Preferred Stock). As a result, such US VR Sub stockholders hold 121,058,863 shares of Series A Preferred Stock, which represents 100% of the authorized and outstanding Series A Preferred Stock.

The Company was a shell company immediately prior to the Share Exchange. The Company had no assets or operations prior to the Share Exchange. US VR Sub was incorporated in the State of Delaware on February 27, 2017 and commenced operations at that time.

Following the First Closing, the Company held a 51% interest in US VR Sub. Following the Second Closing, the Company holds a 100% interest in US VR Sub. US VR Sub has four subsidiaries, one of which (Hero Central Dot Com Sdn Bhd) is an operating subsidiary.

Since the Share Exchange, we seek to engage in the development and operation of AR and VR amusement parks and entertainment venues in Malaysia and China. We believe our success primarily will be dependent on (i) our ability to raise sufficient capital to fund our development plans for US VR Sub, and, in particular, our Empire AR and VR theme park project; (ii) our ability to identify and execute on other AR and VR theme park development sites and projects; and (iii) numerous other factors. There are also numerous other factors that will affect our success, such as competitive products, our ability to maintain a proprietary position, and the relative resources of others.

We have no revenues, and we will need to complete additional development and raise capital for the Company before we commence operations. Accordingly, our liquidity and results of operations are dependent on our ability to obtain additional funds for our development activities.

Recent Developments

As of todays’ date the Company does not have any AR or VR parks in place and no construction has started on any such parks at this time. The Company plans that the Macau site will be the first site for its theme park, however there can be no assurance of this.

On April 23, 2018, we entered into a heads of terms (similar to a letter of intent) (“Heads of Terms”) for an operating agreement with Studio City Retail Services Limited (“Studio City Retail”), an affiliate of Melco Resorts and Entertainment Limited (“Melco”). Melco, a company with American depositary shares listed on the NASDAQ Global Select Market, is a developer, owner and operator of casino gaming and entertainment casino resort facilities in Asia. Pursuant to the Heads of Terms, we agreed to enter into an operating agreement with Studio City Retail regarding the lease by us of approximately 48,000 square feet of retail space at Melco’s Studio City, Macau (China) location for the first of our Hero Central Park flagships. Studio City, which opened in October 2015, is a cinematically-themed integrated entertainment, retail and gaming resort in Cotai, Macau. Macau is a resort city in Southern China, known for its casinos and luxury hotels. We are still in the process of negotiating the operating agreement and we anticipate that the operating agreement will provide for a nine-year term and a lease commencement date on or around October 2018.

We hope to begin construction in Studio City in October of 2018 and we hope to complete and open the location in May of 2019. We hope to begin construction on our planned park at the Empire site in Malaysia in the fourth quarter of 2019. There can be no assurance that the foregoing can be completed as planned or at all.

On June 28, 2018, Mr. Ramelle Ashram Bin Ramli resigned from his position as the chief executive officer of the Company and also resigned as chairman of and a member of the Company’s board of directors and from all positions with the Company’s subsidiaries effective as of June 28, 2018. Effective July 4, 2018, Gary Chaw Cheng Fei was appointed to act as the Company’s principal executive officer in the interim while the Company searches for a suitable candidate to fill this position.

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

Critical Accounting Policies

Our significant accounting policies are described in more details in the notes to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe the following accounting policies to be most critical to the judgement and estimates used in the preparation of our financial statements.

Concentration of risk. We derive risk from our uncertainty about our ability to raise additional capital; our entry into a new consumer entertainment markets and our dependence upon consumer acceptance of our AR & VR theme park products; our substantial and well-funded competition in a variety of entertainment venues; and a variety of other significant risk

Financial Instruments. Our Financial Instruments consist of cash and cash equivalent, accounts payable and notes payables.

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

The Company is currently in pre-operation stage and has no revenue from operations. The investing operation expenses of the Company for the period ended June 30, 2018, consisted mainly of general and administration expenses of $906,000 and professional and consulting fees of $633,000.

Consulting fees for the period June 30, 2018 amounted to $633,000 and consist of fees paid to various consultants and advisors of the company for financial management, business development, legal opinions, fees associate with Edgar agent and transfer agent.

General and administrative expenses for the year ended June 30,2018 amounted to $906,000, which mainly paid for general office expenses, employee cost, travelling cost and etc.

Liquidity and Capital Resources

Our cash balance at June 30, 2018 was approximately $47,000, a decrease of $540,000 as compared to cash of $587,000 at December 31, 2017. We estimate the Company currently has sufficient cash and liquidity to meet its anticipated working capital for the next three months. In addition, as of June 30, 2018, we have liabilities to third parties and related parties totaling approximately $1,468,000.

For the six months ended June 30, 2018, the Company incurred a net loss of $1,804,000 and used cash in operating activities of $1,208,000, and at June 30, 2018, the Company had a working capital deficit of $1,333,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities. For the six months ended June 30, 2018, cash used in operating activities was $1,208,000, as compared to cash used in operating activities of $485,000 for the six months ended June 30, 2017, to fund the Company’s ongoing development activities, and to fund its other ongoing operating expenses.

Investing Activities. For the six months ended June 30, 2018 the Company used $282,000 in investing activities for the purchase of property and equipment. For the six month ended June 30, 2017, the Company had no investing activities.

Financing Activities. For the six months ended June 30, 2018, the Company financing activities consisted of receipt of $249,000 from the sale of 415,000 shares of common stock, receipt of advances from related parties of $823,000, and offset by repayment of advances to related parties of $132,000. For the six months ended June 30, 2017, the Company had no financing activities.

We are an AR and VR park developer focused on the development and commercialization of AR and VR entertainment venues. Based on our current expectations, we believe this development will require at least $30 million of additional funds. The Company believes that it has sufficient cash on hand to fund its operations for the next three months. The exact duration that our liquidity will be sufficient to fund operations depends upon many factors, some of which are outside the control of the Company and are difficult to predict. We expect our licensing, development and operational expenses to increase in connection with our ongoing activities. Accordingly, we will need to raise additional capital to fund future operations and we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding may not be available on favorable terms, if at all. Failure to raise additional capital could cause us to curtail operations and result in the loss of an investment in our common stock.

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

From time to time, VR Global, a shareholder and related party of the Company, provides certain operations, finance and human resource services to the Company. VR Global has also advanced funds to the Company for working capital and other business purposes. No specific term is stated for the advance. Those advances are unsecured, non-interest bearing and due on demand. As of June 30, 2018, the total amount owed to VR Global is $927,000.

We expect to incur substantial expenditures in the foreseeable future for the lease expenses, operational development and sales and marketing. We will require additional financing to develop, our theme parks, fund operations, license third party intellectual property, invest in equipment, and manage potential operating losses

Principal Commitments

Our Principal Commitments and its liquidity consist of the following:

		Due in next
Nature	Commitments	12 months	24 months	36 months
Attraction and Equipment	11,976,000	7,849,000	3,507,000	300,000
IP	630,000	88,000	210,000	230,000
Management System Software	600,000	600,000	-	-
Theme Park Site	1,967,000	1,603,000	52,000	-
Total	15,173,000	10,140,000	3,769,000	530,000

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements at this time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Financial Officer, who is both out principal accounting and financial officer and our principal executive officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on such review and evaluation, our Chief Financial Officer concluded that, as of June 30, 2018, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On June 28, 2018, Mr. Ramelle Ashram Bin Ramli resigned from his position as the chief executive officer of the Company and also resigned as chairman of and a member of the Company’s board of directors and from all positions with the Company’s subsidiaries effective as of June 28, 2018. Effective July 4, 2018, Gary Chaw Cheng Fei was appointed to act as the Company’s principal executive officer in the interim while the Company searches for a suitable candidate to fill this position.

Other than the foregoing, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2018, at the Second Closing, US VR Sub shareholders exchanged an aggregate of 363,176,589 shares of US VR Sub common stock, representing 49% of US VR Sub’s common stock, for 121,058,863 shares of the Company’s Series A Preferred Stock, representing 100% of the Company’s authorized and outstanding Series A Preferred Stock.

The issuance of the above securities was exempt from the registration requirements of the Securities Act in reliance upon Regulation S promulgated pursuant to the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended June 30, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

US VR GLOBAL.COM INC.

	By:	/s/ Gary Chaw Cheng Fei
Date: August 20, 2018		Gary Chaw Cheng Fei Chief Financial Officer (principal financial officer and principal accounting officer and principal executive officer)

