Form 10-Q
period 2018-09-30
US VR Global.com Inc.
filed 2018-11-19
CIK 1265848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 19, 2018, there were 126,325,792 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	F-1
	Condensed Consolidated Balance Sheets at September 30, 2018 (unaudited) and December 31, 2017	F-1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2018 and 2017, the Nine Months Ended September 30, 2018, and for the period from February 27, 2017 (inception) to September 30, 2017 (unaudited)	F-2

	Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Nine Months Ended September 30, 2018 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and for the period from February 27, 2017 (inception) to September 30, 2017 (unaudited)	F-4

	Notes to the Condensed Consolidated Financial Statement (unaudited)	F-5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	7

ITEM 4.	CONTROLS AND PROCEDURES	8

PART II.	OTHER INFORMATION	8

ITEM 1	LEGAL PROCEEDINGS	8

ITEM 1A.	RISK FACTORS	8

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	8

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	8

ITEM 4.	MINE SAFETY DISCLOSURES	8

ITEM 5.	OTHER INFORMATION	8

ITEM 6.	EXHIBITS	9

SIGNATURES		10

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

US VR Global.com Inc

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$103,000	$587,000
Prepaid expenses and deposits	126,000	290,000

Total Current Assets	229,000	877,000
NON-CURRENT ASSETS:
Property and equipment, net	238,000	443,000
Total Non-Current Assets	238,000	443,000

TOTAL ASSETS	$467,000	$1,320,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$358,000	$261,000
Due to related party	980,000	874,000
Advances from shareholders	144,000	-
Dividend payable	700,000	-
Deposits from potential investors	270,000	-
Deposits for shares to be issued	-	2,075,000

Total Current Liabilities	2,452,000	3,210,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.0001 par value: 500,000,000 shares authorized; 121,058,863 shares issued and outstanding	12,000	12,000
Common stock par value $0.0001: 2,000,000,000 shares authorized; 126,325,792 and 119,529,803 shares issued and outstanding, respectively	12,000	12,000
Additional paid-in capital	2,686,000	63,000
Accumulated other comprehensive income	6,000	-
Accumulated deficit	(4,701,000)	(1,977,000)
Total Stockholders’ equity	(1,985,000)	(1,890,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$467,000	$1,320,000

See accompanying notes to the condensed consolidated financial statements.

US VR Global.com Inc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars, except share and per share data)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Period from February 27, 2017 (Inception) to
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net revenues	$-	$-	$-	$-

Operating expenses
Professional and consulting	19,000	143,000	653,000	300,000
General and administrative	160,000	485,000	1,064,000	816,000
Management fee to related party	36,000	-	204,000	154,000
Impairment of property and equipment	470,000	-	470,000	-
Write off of lease deposit	236,000	-	236,000	-
Reverse merger expenses	-	-	97,000	-

Total operating expenses	921,000	628,000	2,724,000	1,270,000

Net loss	(921,000)	(628,000)	(2,724,000)	(1,270,000)

Dividend payable on Series A Preferred Stock	(410,000)	-	(700,000)	-
Net loss attributable to common shareholders	(1,331,000)	(628,000)	(3,424,000)	(1,270,000)
Other Comprehensive Income:
Foreign currency translation income	(45,000)	-	6,000	-
Total Comprehensive loss for the period	(1,376,000)	(628,000)	(3,418,000)	(1,270,000)

Net loss attributable to common stockholders per share - Basic and diluted:	$(0.01)	(0.00)	(0.03)	(0.01)

Weighted average common shares outstanding - basic and diluted	126,325,792	119,529,803	126,325,792	119,529,803

See accompanying notes to the condensed consolidated financial statements.

US VR Global.com Inc

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the nine months ended September 30, 2018

(Expressed in U.S. dollars, except share data)

(unaudited)

	Series A Preferred Stock Par Value $ 0.0001		Common Stock, Par Value $0.0001		Additional		Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive loss	Total Equity
Balance, December 31, 2017	121,058,863	$12,000	119,529,803	$12,000	$63,000	$(1,977,000)	$-	$(1,890,000)
Issuance of common shares previously reflected as deposits	-	-	4,389,721	-	2,075,000	-	-	2,075,000
Shares issued for cash	-	-	415,000	-	249,000			249,000
Fair value of shares issued for services	-	-	112,184	-	67,000	-	-	67,000
Fair value of shares issued to settle due to related party	-	-	1,333,333	-	800,000	-	-	800,000
Fair value of shares issued under severance agreement			220,000	-	132,000	-	-	132,000
Effect of reverse merger transactions			325,751	-	-	-	-	-

Dividend payable on Series A Preferred Stock	-	-	-	-	(700,000)		-	(700,000)

Foreign currency translation income	-	-	-	-	-	-	6,000	6,000
Net loss	-	-	-	-	-	(2,724,000)	-	$(2,724,000)

Balance, September 30, 2018 (Unaudited)	121,058,863	$12,000	126,325,792	$12,000	$2,686,000	$(4,701,000)	$6,000	$(1,985,000)

See accompanying notes to the condensed consolidated financial statements.

US VR Global.com Inc

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and for the

Period from February 27, 2017 (inception) to September 30, 2017

(Expressed in U.S. dollars)

(Unaudited)

	For the Nine Months Ended	For the Period from February 27, 2017 (inception) to
	September 30, 2018	September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,724,000)	$(1,270,000)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	51,000	30,000
Fair value of shares issued for services	67,000	-
Fair value of shares issued for severance agreement	132,000	-
Impairment of property and equipment	470,000	-
Write off of lease deposit	236,000	-
Reverse merger expenses	97,000	-
Accrual of management fee due to related party	204,000	154,000
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(72,000)	(208,000)
Accounts payable and accrued expenses	97,000	23,000

NET CASH USED IN OPERATING ACTIVITIES	(1,442,000)	(1,271,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(316,000)	(298,000)
NET CASH USED IN INVESTING ACTIVITIES:	(316,000)	(298,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	249,000	87,000
Deposits from potential investors	270,000	1,653,000
Advances from shareholder	49,000	-
Advances from related party	963,000	1,064,000
Repayment of advances from related party	(261,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,270,000	2,804,000

Effect of exchange rate changes in cash	4,000	-
NET CHANGE IN CASH	(484,000)	1,235,000

Cash at beginning of period	587,000	-

Cash at end of period	$103,000	$1,235,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for settlement of advances from related party	$800,000	$-
Dividend payable on Series A Preferred Stock	700,000	-
Issuance of common shares previously reflected as deposits	2,075,000	-

See accompanying notes to the condensed consolidated financial statements.

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

At September 30, 2018, the Company does not have any AR or VR parks in place and no construction has started on any such parks at this time. In May 2018, the Company deposited $236,000 (HKD 1,844,072) with a landlord for a proposed lease space located in Macau. The lease has not closed as scheduled and at September 30, 2018, the Company determined that the deposit should be written off (see Note 2). In addition, the Company’s plans for a VR facility in Malaysia has been delayed because construction of the site has not yet been completed. At September 30, 2018, the Company assessed the recoverability of the carrying value of the property and equipment related to its planned facilities and determined that the costs were impaired and recorded an impairment of $470,000 (see Note 3).

Recapitalization

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018. The condensed consolidated balance sheet information as of December 31, 2017 was derived from the audited financial statements included in US VR Global Inc.’s financial statements as of and for the period from February 27, 2017 (inception) to December 31, 2017 included in Form 8-K filed with the SEC on February 6, 2018. These interim financial statements should be read in conjunction with that report.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended September 30, 2018, the Company incurred a net loss of $2,724,000 and used cash in operating activities of $1,442,000, and at September 30, 2018, the Company had a working capital deficit of $2,223,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition

The Company derived no revenue during the periods ending September 30, 2018 and 2017. The Company will recognize revenue under the guidance of ASC 606, Revenue with contracts with customers that requires the Company to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identify the Company’s performance obligations in the contract or agreement, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company will apply the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

There were no potentially outstanding dilutive common shares for the reporting periods ended September 30, 2018 and 2017.

Foreign currencies translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. The Company’s subsidiary in Malaysia maintains its books and records in its functional currency, the Malaysia Ringgits (“MYR”).

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

Translation of amounts from MYR and HKD into US$ has been made at the following exchange rates for the respective periods:

As of and for the period ended
September 30, 2018

Period-end RM : US$1 exchange rate	4.14
Period-average RM : US$1 exchange rate	4.14

Period-end HKD : US$1 exchange rate	7.84
Period-average HKD : US$1 exchange rate	7.83

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods. The Company is in the process of evaluating the impact of ASU 2016-02 and ASU 2018-11 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 2-Deposits

On April 23, 2018, we entered into a heads of terms (similar to a letter of intent) for an operating lease agreement in Macau (Peoples Republic of China, “PRC”) and paid a lease deposit of $236,000 (HKD 1,844,072) with the potential landlord. The head of terms was breached as no full agreement was entered into within the stipulated time frame. We are currently in the process of negotiating with the potential landlord for an alternative site, however we cannot confirm or predict whether the potential landlord will be agreeable to such negotiations. Accordingly, at September 30, 2018, the Company determined that the lease deposit should be written off.

Note 3 – Property and Equipment

Property and equipment consists of the following at:

	September 30, 2018	December 31, 2017
Theme Park project-under construction	$470,000	$250,000
Computers and equipment	277,000	184,000
Furniture and fixtures	26,000	24,000
Leasehold improvement	31,000	30,000
Total property and equipment	804,000	488,000
Accumulated depreciation	(96,000)	(45,000)
Impairment	(470,000)	-
Property and equipment, net	$238,000	$443,000

At September 30, 2018 and December 31, 2017, the Company had incurred $470,000 and $250,000, respectively, related to the development and construction of equipment and improvements for its planned facility (referred to as a “Theme Park”). The Theme Park will use virtual reality and augmented reality technologies to provide interactive and immersive rides, games and attractions.

At September 30, 2018, the Company assessed the recoverability of the carrying value of the Theme Park by estimating the future net cash flows expected to result from the asset, including eventual disposition and determined the future net cash flows are less than the carrying value of the asset and recorded an impairment loss of $350,000. At September 30, 2018, the Company assessed the recoverability of the carrying value of its computers and equipment by estimating the future net cash flows expected to result from the asset, including eventual disposition and determined the future net cash flows are less than the carrying value of the asset and recorded an impairment loss of $120,000. At September 30, 2018, the Company determined that there was no impairment for its furniture and equipment or leasehold improvement.

Depreciation expense for the nine months ended September 30, 2018 was $51,000.

Note 4 -Advances from Potential Investors

In July 2018, the Company received advances of $270,000 from three potential investors. The Company and investors are currently in negotiations for the issuance of shares of the Company’s common stock to the investors but share purchase agreements have not been finalized. The advances are unsecured, non-interest bearing, and is due on demand.

Note 5 -Stockholders’ Equity

The Company was capitalized on August 24, 2017 when it issued 121,058,863 shares of Series A Preferred stock and 119,529,803 shares of common stock to its founding shareholders for total proceeds of $88,000. The issuance of the shares of Series A Preferred Stock and common stock is presented on the accompanying financial statements as if the shares were issued February 27, 2017 (inception).

Each share of the Company’s Series A Preferred Stock (i) has a stated value of $2.79 per share; (ii) is entitled to be paid cash dividends of 1% of the stated value on the second anniversary of issuance and 2% of the stated value on the third through fifth anniversaries of issuance; and (iii) is convertible into shares of the Company’s common stock on a one-for-one basis at the election of the holder prior to the five year anniversary of issuance, and will automatically convert into shares of the Company’s common stock on the fifth anniversary of issuance. For the period ended September 30, 2018, the Board of Directors of the Company had not declared a dividend for the Series A Preferred Stock and the Company accrued $700,000 for dividends at September 30, 2018.

On February 6, 2018, the Company issued 4,389,721 shares of common stock. These shares were sold for $0.45 to $0.60 per share and $2,075,000 had been received in 2017 for the 4,389,721 shares.

During the nine months ended September 30, 2018, the Company issued 415,000 shares of common stock from the sale of shares at $0.60 per share for aggregate proceeds of $249,000.

During the nine months ended September 30, 2018, the Company issued 1,333,333 shares of common stock valued at $800,000 to settle advances due to a related party (see Note 4). The shares issued for the settlement of the advance were valued at $0.60 per share based on the contemporaneous sale of the Company’s common stock.

During the nine months ended September 30, 2018, the Company issued 112,184 shares of common stock with a total fair value of $67,000 to two third party consultants for consulting services provided. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $67,000 upon issuance. The shares issued for services were valued at $0.60 per share based on the contemporaneous sale of the Company’s common stock.

During the nine months ended September 30, 2018, the Company issued 220,000 shares of common stock with a total fair value of $132,000 as part of a severance agreement with a former officer. The Company recognized the full amount of the fair value of the common stock issued in general and administrative expense on the accompanying financial statements. The shares issued for the settlement of the severance were valued at $0.60 per share based on the contemporaneous sale of the Company’s common stock.

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

Note 6 – Related Party Transactions

VR Global SDN. BHD. (“VR Global”) is one of the founding shareholders of the Company and is its majority shareholder. VR Global has advanced funds to the Company for working capital and other business purposes. These advances are unsecured, non-interest bearing and due on demand. A t December 31, 2017, the Company owed VR Global $874,000. During the nine months ended September 30, 2018, VR Global made advances to the Company of $963,000. In addition, a management fee of $204,000 due to VR Global based on 3% of total expenses of the Company, as defined, was accrued. On February 6, 2018, the Company issued 1,333,333 shares of common stock valued at $800,000 as a payment to VR Global. During the nine months ended September 30, 2018, the Company also repaid $261,000 to VR Global. At September 30, 2018, the Company owed VR Global $980,000.

In connection with the Company’s merger with US VR Global.com Inc., the Company assumed a payable of $95,000 due to a shareholder of the Company. At September 30, 2018, the amount due to the shareholder was $95,000. The amount due to the shareholder is unsecured, non-interest bearing, and are due on demand.

In July 2018, the Company received advances totaling $49,000 from another shareholder of the Company. The advances are unsecured, non-interest bearing, and are due on demand.

Note 7 – Commitments and contingencies

At September 30, 2018, the Company had signed contracts totaling $12,924,000 related to the development and construction of its planned Theme Park.

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

Overview

The Company was incorporated in the State of Delaware in 2003. On December 15, 2017, the Company entered into an Investment Agreement with Ramelle Ashram Bin Ramli and two previous shareholders of the Company, After the closing of the Investment Agreement on December 19, 2017, Mr. Ramli owned at such time approximately 68.5% of the Company’s then issued and outstanding shares of common stock, and Mr. Ramli was appointed as Chairman of the Board, a director, and as the Company’s Chief Executive Officer, and Mr. Jaime Alexander Louis Terauds and Lai Chee Mei (Amanda) were appointed as directors, and Gary Chaw was appointed as the Company’s Chief Financial Officer.

On February 6, 2018, US VR Global Inc. (“US VR Sub”), and the shareholders of US VR Sub entered into the Exchange Agreement. Pursuant to the terms of the Exchange Agreement, (i) the Company agreed to acquire from the US VR Sub shareholders all of the shares of common stock of US VR Sub in exchange for the issuance by the Company to the US VR Sub shareholders of shares of the Company’s common stock and shares of the Company’s Series A preferred stock, and (ii) US VR Sub will become a wholly owned subsidiary of the Company.

Pursuant to the terms of the Exchange Agreement, the first closing (the “First Closing”) occurred on February 6, 2018 and the US VR Sub shareholders exchanged 51% of US VR Sub’s common stock for 126,000,041 shares of Company common stock, representing 99.7% of the Company’s common stock, and US VR Sub became a majority owned subsidiary of the Company.

Pursuant to the terms of the Exchange Agreement, at the second closing (the “Second Closing”), the US VR Sub shareholders agreed to exchange the 49% balance of US VR Sub for shares of Company Series A preferred stock. The Second Closing occurred on April 27, 2018 and the Company issued 121,058,863 shares of Series A Preferred Stock to the US VR Sub stockholders. As a result of the Second Closing, US VR Sub became a wholly owned subsidiary of the Company.

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

Since the Share Exchange, we seek to engage in the development and operation of AR and VR amusement parks and entertainment venues in Malaysia. We believe our success primarily will be dependent on (i) our ability to raise sufficient capital to fund our development plans for US VR Sub, (ii) our ability to identify and execute on other AR and VR theme park development sites and projects; and (iii) numerous other factors. There are also numerous other factors that will affect our success, such as competitive products, our ability to maintain a proprietary position, and the relative resources of others.

We have no revenues, and we will need to complete additional development and raise capital for the Company before we commence operations. Accordingly, our liquidity and results of operations are dependent on our ability to obtain additional funds for our development activities.

Recent Developments

As of todays’ date the Company does not have any AR or VR parks in place and no construction has started on any such parks at this time. As a result of the recent developments discussed below, the Company has decided to refocus its strategy into looking for smaller sites for our planned AR and VR parks, as the funding required to construct our AR and VR parks is quite less substantial for a smaller site than it would be for a bigger site. The Company is currently seeking to identify sites as well as obtain funding for its AR and VR parks in order to be able to construct same, however there can be no assurance that this can occur as planned or at all.

On April 23, 2018, we entered into a heads of terms (similar to a letter of intent) (“Heads of Terms”) for an operating agreement with Studio City Retail Services Limited (“Studio City Retail”), an affiliate of Melco Resorts and Entertainment Limited (“Melco”). Melco, a company with American depositary shares listed on the NASDAQ Global Select Market, is a developer, owner and operator of casino gaming and entertainment casino resort facilities in Asia. Pursuant to the Heads of Terms, we agreed to enter into an operating agreement with Studio City Retail regarding the lease by us of approximately 48,000 square feet of retail space at Melco’s Studio City, Macau (China) location for the first of our Hero Central Park flagships. Studio City, which opened in October 2015, is a cinematically-themed integrated entertainment, retail and gaming resort in Cotai, Macau. Macau is a resort city in Southern China, known for its casinos and luxury hotels. The Head of Terms was breached as no full agreement was entered into within the stipulated time frame.

We are currently in the process of negotiating with Studio City Retail for a smaller site in Studio City to construct our Hero Central Park, however we cannot confirm or predict whether Studio City will be agreeable to such negotiations. If Studio City Retails is amenable to entering into an agreement with us for a smaller site at Studio City, the Company would still have to raise funds in order to be able to proceed with the construction of its Hero Central Park on such site, and there can be no assurance that the Company would be able to convince Studio City Retail to enter into such agreement or that the Company would be able to raise the necessary funds.

Additionally, the Company’s planned Hero Central Park at the Empire site in Malaysia has been delayed because construction of the Empire site has not yet been completed. The Company plans to postpone the Empire project as a result of the foregoing and is in the process of seeking to identify another smaller site in Malaysia for its planned Hero Central Park. However there can be no assurance that the Company will be able to identify such site, or even it if did so, that it would be able to raise the necessary funds for the construction of its planned Hero Central Park on such site.

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

The Company is currently in pre-operation stage and has no revenue from operations. The investing operation expenses of the Company for the nine month period ended September 30, 2018, consisted mainly of general and administration expenses of $1,064,000 and professional and consulting fees of $653,000. General and administrative expenses are mainly paid for general office expenses, employee cost, and travelling costs. Consulting fees consist of fees paid to various consultants and advisors of the company for financial management, business development, legal opinions, fees associate with Edgar agent and transfer agent.

In May 2018, the Company deposited $236,000 (HKD 1,844,072) with a landlord for a proposed lease space located in Macau. The lease has not closed as scheduled and at September 30, 2018, the Company determined that the deposit should be written off. At September 30, 2018, the Company assessed the recoverability of the carrying value of the property and equipment related to its planned facilities and determined that the costs were impaired and recorded an impairment of $470,000.

Liquidity and Capital Resources

As of September 30, 2018, we had cash of approximately $103,000. In addition, we have liabilities to third parties and related parties totaling approximately $2,480,000, as of September 30, 2018.

For the nine months ended September 30, 2018, the Company incurred a net loss of $2,724,000 and used cash in operating activities of $1,442,000, and at September 30, 2018, the Company had a working capital deficit of $2,223,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company intends to raise funds through public offerings to finance operations until the Company achieves profitable operations. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as a private placement of securities or loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing; or cause substantial dilution for our stockholders, in the case of equity financing. If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations

We are an AR and VR park developer focused on the development and commercialization of AR and VR entertainment venues. As a result of the recent developments discussed above, the Company has decided to refocus its strategy into looking for smaller sites for our planned AR and VR parks, as the funding required to construct our AR and VR parks is quite less substantial for a smaller site than it would be for a bigger site. The Company is currently seeking to identify sites as well as obtain funding for its AR and VR parks in order to be able to construct same, however there can be no assurance that this can occur as planned or at all. The Company believes that it has sufficient cash on hand to fund its operations into end 2018. The exact duration that our liquidity will be sufficient to fund operations depends upon many factors, some of which are outside the control of the Company and are difficult to predict. We expect our licensing, development and operational expenses to increase in connection with our ongoing activities. Accordingly, we will need to raise additional capital to fund future operations and we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding may not be available on favorable terms, if at all. Failure to raise additional capital could cause us to curtail operations and result in the loss of an investment in our common stock.

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

From time to time, VR Global provides certain operations, finance and human resource services to the Company. VR Global has also advanced funds to the Company for working capital and other business purposes. No specific term is stated for the advance. Those advances are unsecured, non-interest bearing and due on demand. On February 2, 2018, US VR Sub cancelled indebtedness in the aggregate amount of $800,000 advanced to it for early stage working capital purposes by VR Global in consideration of the issuance of 4,000,000 shares of restricted stock of US VR Sub. As of September 30, 2018, the total amount owed to VR Global is $ 980,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Financial Officer, who is both our principal accounting and financial officer and our principal executive officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on such review and evaluation, our Chief Financial Officer concluded that, as of September 30, 2018, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Other than the foregoing, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended September 30, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

US VR GLOBAL.COM INC.

	By:	/s/ Gary Chaw Cheng Fei
Date: November 19, 2018		Gary Chaw Cheng Fei Chief Financial Officer (principal financial officer and principal accounting officer and principal executive officer)

